Form 10QSB
period 1999-08-31
HEALTHNET INTERNATIONAL INC
filed 1999-10-15
CIK 1081067

FORM 10-QSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:     August 31, 1999

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period _______________ to ________________

                             Commission file number:


                          HEALTHNET INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       COLORADO                                                 98-0206627
------------------------                                   ---------------------
(State of Incorporation)                                   (IRS Employer ID No.)

              Suite 301-1201 West Pender Street
                 Vancouver, British Columbia
                          Canada                            V6E 2X2
            ----------------------------------------       ----------
            (Address of Principal Executive Offices)       (Zip Code)

Registrant's telephone number, including area code:           (604) 669-3573
                                                            ------------------

Indicate by check mark whether the registrant (1) has file all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         YES    X                           NO
         ----------                         ----------

As of August 31, 1999, the registrant had 10,500,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);

         YES                                NO    X
         ----------                         ----------

The registrant meets the conditions set forth in General Instruction and is therefore filing this Form with the reduced disclosure format.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                           (IN UNITED STATES DOLLARS)

As at

                                                                        AUGUST 31,        MAY 31,
                                                                         1999               1999
                                                                           $                  $
--------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash                                                                   330,097            201,093
Accounts receivable                                                      8,442              7,229
Prepaid expenses                                                        79,462              4,826
--------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   418,001            213,148
--------------------------------------------------------------------------------------------------
Capital assets, net [NOTE 3]                                           228,540            244,772
--------------------------------------------------------------------------------------------------
                                                                       646,541            457,920
==================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities                                39,053             18,433
--------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               39,053             18,433
--------------------------------------------------------------------------------------------------
Note payable [NOTE 4]                                                  900,000            500,000
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                      939,053            518,433
--------------------------------------------------------------------------------------------------
Commitments and contingencies [NOTE 6]
SHAREHOLDERS' EQUITY
Share capital [NOTE 5]                                                  10,500             10,500
Deficit accumulated in the development stage                          (303,012)           (71,013)
--------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                            (292,512)           (60,513)
--------------------------------------------------------------------------------------------------
                                                                       646,541            457,920
==================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                            CONSOLIDATED STATEMENT OF
                      LOSS, COMPREHENSIVE LOSS, AND DEFICIT
                           (IN UNITED STATES DOLLARS)


                                                     FOR THE          FOR THE         FOR THE PERIOD FROM
                                                   THREE MONTH      THREE MONTH         INCORPORATION ON
                                                  PERIOD ENDED      PERIOD ENDED         JANUARY 21, 1999
                                                     AUGUST 31,         MAY 31,           TO AUGUST 31,
                                                      1999               1999                 1999
                                                        $                  $                    $
--------------------------------------------------------------------------------------------------
EXPENSES
Professional fees                                     40,199             7,563             53,908
Amortization                                          41,475            13,855             55,330
Foreign exchange loss(gain)                           -1,092             1,402                310
General and administrative                            44,780            19,323             67,216
Dues and subscriptions                                30,976                 0             30,976
Salaries and benefits                                 75,660            18,587             95,271
--------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD           231,998            60,730            303,011

Accumulated deficit, beginning of period              71,013            10,283                 --
--------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT, END OF PERIOD                   303,011            71,013            303,011
==================================================================================================

LOSS PER COMMON SHARE                                   0.02              0.01               0.03
==================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING
   FOR THE PERIOD                                 10,500,000        10,500,000         10,500,000
==================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                            CONSOLIDATED STATEMENT OF
                              SHAREHOLDERS' EQUITY
                           (IN UNITED STATES DOLLARS)

As at


                                                                                           DEFICIT
                                                                                       ACCUMULATED IN
                                                           COMMON STOCK                THE DEVELOPMENT
                                                     SHARES             AMOUNT              STAGE
                                                        #                  $                  $
--------------------------------------------------------------------------------------------------
BALANCE, JANUARY 21, 1999                                 --                --                 --
Common shares issued for cash                     10,500,000            10,500                 --
Loss for the period                                       --                --            (10,283)
--------------------------------------------------------------------------------------------------
BALANCE, February 28, 1999                        10,500,000            10,500            (10,283)
Loss for the period                                       --                --            (60,730)
--------------------------------------------------------------------------------------------------
BALANCE, MAY 31, 1999                             10,500,000            10,500            (71,013)
Loss for the period                                       --                --           (231,998)
--------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1999                          10,500,000            10,500           (303,011)
==================================================================================================


SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN UNITED STATES DOLLARS)



                                                     FOR THE     FOR THE PERIOD FROM  FOR THE PERIOD FROM
                                                   THREE MONTH     INCORPORATION ON     INCORPORATION ON
                                                  PERIOD ENDED     JANUARY 21, 1999     JANUARY 21, 1999
                                                    AUGUST 31,         TO MAY 31,        TO AUGUST 31,
                                                      1999               1999                 1999
                                                        $                  $                    $
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                 (231,999)          (71,013)          (303,012)
Amortization                                          41,475            13,855             55,330
Increase in accounts receivable                       (1,213)           (7,229)            (8,442)
Increase in prepaid expenses                         (74,636)           (4,826)           (79,462)
Increase in accounts payable and accrued
   liabilities                                        20,620            18,433             39,053
--------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                   (245,753)          (50,780)          (296,533)
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to capital assets                          (25,243)         (258,627)          (283,870)
--------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                    (25,243)         (258,627)          (283,870)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in note payable                             400,000           500,000            900,000
Issuance of share capital                                 --            10,500             10,500
--------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                400,000           510,500            910,500
--------------------------------------------------------------------------------------------------

INCREASE IN CASH DURING THE PERIOD                   129,004           201,093            330,097
Cash, beginning of period                            201,093                --                 --
--------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                  330,097           201,093            330,097
==================================================================================================


SEE ACCOMPANYING NOTES

1.  NATURE OF BUSINESS

Healthnet International Inc. (the "Company") was incorporated on January 21, 1999 in the State of Colorado and is currently in the development stage.

The Company intends to establish itself as an online retailer of health products and other health-related products. The Company's proposed online store intends to offer broad selection, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations.

Healthnet International Inc. has two wholly owned subsidiaries; Healthnet U.S.A. Inc. and HNI Healthnet (Canada) Inc.

Healthnet U.S.A. Inc. was incorporated on March 8, 1999. It was incorporated in the State of Nevada and is intended to function as the operating company for the United States market.

HNI Healthnet (Canada) Inc. was incorporated on May 18, 1999. It was incorporated in the Province of British Columbia and is intended to function as the operating company for the Canadian market.

The Company has selected February as its fiscal year end. In the opinion of management, the interim financial statements for the quarter ended August 31, 1999 reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at August 31, 1999 and the results of operations and cash flows for the respective three month period ended August 31, 1999 in accordance with accounting principles generally accepted in the United States.


2.  SIGNIFICANT ACCOUNTING POLICIES

These financial statements are prepared in accordance with generally accepted accounting principles in the United States. The following is a summary of the significant accounting policies used in the preparation of these financial statements.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent; however, actual results could differ from these estimates.

2.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments approximate fair values, except as otherwise disclosed in the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS133 'Accounting for derivative instruments and hedging activities'. SFAS133 is effective for financial statements for fiscal years beginning after June 15, 2000.

SFAS133 currently has no impact on the Company.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the amounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation. Capital assets are depreciated over their useful lives as follows:

     Office furniture                                  10% declining balance
     Computer hardware                                 30% declining balance
     Internet software                                  2 years straight line


TRANSLATION OF FOREIGN CURRENCIES

Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the year end rates of exchange. Non-monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the rates of exchange in effect at the date of the transaction. Foreign currency revenue and expense items, except amortization are translated at average monthly rates of exchange. Exchange gains or losses are included in the statement of loss as incurred. Amortization is translated at the same rate as the related assets.

2.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, cash and cash equivalents consist of cash on hand and balances with banks.

LOSS PER COMMON SHARE

The loss per common share has been determined by dividing the loss for each period by the weighted average number of common shares of the Company outstanding during each period.


3.  CAPITAL ASSETS

Capital assets of the Company consist of the following:

                                                                     ACCUMULATED         NET BOOK
                                                      COST           DEPRECIATION         VALUE
                                                        $                  $                $
--------------------------------------------------------------------------------------------------
AUGUST 31, 1999
Office furniture and equipment                        51,140             1,594             49,546
Computer hardware                                     16,058             2,185             13,873
Internet software                                    216,673            51,552            165,121
--------------------------------------------------------------------------------------------------
                                                     283,871            55,331            228,540
==================================================================================================


4.  NOTES PAYABLE

Notes payable at August 31, 1999 totalling $900,000 are due to DGD Wealth Management. The notes payable, which are unsecured, bear interest at the rate of 5% per annum and are due on May 31, 2001. Management believes the fair value of the notes approximate their carrying value.


5.  SHARE CAPITAL
                                                                       August 31,         May 31,
                                                                         1999               1999
                                                                           $                  $
--------------------------------------------------------------------------------------------------
AUTHORIZED
   100,000,000 common shares, par value $0.001
    50,000,000 preferred shares, par value $0.001

ISSUED
    10,500,000 common shares                                            10,500             10,500
==================================================================================================


At August 31, 1999, 1,000,000 common shares were reserved for issuance pursuant to exercise of stock options to be granted to the directors and officers of the Company.


6.  COMMITMENTS AND CONTINGENCIES

   [i]The Company has entered into operating leases in respect of its office premises and an office copier. Minimum payments under these lease commitments over the next three years are represented in the table below.

                                                                        OFFICE             OFFICE
                                                                       EQUIPMENT          PREMISES
                                                                           $                  $
--------------------------------------------------------------------------------------------------
       2000                                                                927             36,966
       2001                                                              1,850                 --
       2002                                                              1,850                 --
--------------------------------------------------------------------------------------------------
                                                                         4,627             36,966
==================================================================================================

6.  COMMITMENTS AND CONTINGENCIES (CONT'D.)

    [ii] YEAR 2000 ISSUE

       The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.


7.       COMPARATIVE FIGURES:

         Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

Item 2.   PLAN OF OPERATION
          (All figures are in US dollars)

General
-------

The Company's current plan of operation is to derive its revenues principally from the sale of health related products via the Internet. Secondary revenues are expected to be generated through major sponsorships on the Company's web site and sales of demographic data obtained through the Company's website. The Company launched a portion of its website, www.medicinecabinet.net, on September 13, 1999. This aspect of the website generates no revenues but provides health and health related information to viewers, which information includes an encyclopedia, an on-line health magazine and other interactive aspects for members.

It is anticipated that the Internet will continue to become more accessible and that the market opportunities for the Company will continue to expand. This tremendous growth will also attract many potential new competitors. In order to maintain sales growth, the Company intends to expand the content and to improve the services on its Internet web site, as well as researching and developing other projects that will utilize its existing facilities and expertise.

The Company has been funded to date through debt financing from private arm's length lenders. The Company has secured approximately $900,000 US through debt financing. In addition, it is anticipated that revenues will commence with the launch of the retail store component of the Company's website, which is proposed to occur in the fourth calendar quarter, 1999, which should enable the Company to meet its financial obligations for the next twelve months. Thereafter, the Management of the Company believes that revenues from sales will enable the Company to meet its financial obligations. No assurance can be given that revenues from sales of health products and/or advertising and/or sponsorships will enable the Company to meet its financial obligations. As such, the Company may solicit and arrange for additional debt financing from private arm's length lenders in the event revenues do not meet the Company's financial obligations. In addition, the Company may consider raising additional equity financing through the sale of common stock of the Company through private placements to sophisticated investors. The combination of expected revenues and additional debt and/or equity financing is intended to provide the Company with sufficient operating capital for a period of approximately two years.


RESULTS OF OPERATIONS
---------------------

Operations to date have been limited to establishing the infrastructure and to other general and administrative expenditures. Losses for the second fiscal quarter ended August 31, 1999 amounted to $231,998. Expenses during the period increased to $231,998 from $60,730 in the prior quarter as a result of continued development of the Company's website and the corresponding human resources required. The Company anticipates that this development will continue to require moderate increases in staff levels and office space.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow used in operations for the three months ended August 31, 1999 was $245,753. It is intended that revenues from sales should commence shortly after the launch of the online store in the forth calendar quarter, 1999. No assurance can be given that revenues from sales will initially meet expenses and as such, the Company plans to finance operations through existing and additional debt financing from arm's length private lenders until such time as revenues from sales meet or exceed expenses. Once achieved, the Company intends to begin repaying the private arm's length lenders. In addition, the Company may raise additional money as is deemed necessary by management through private placements of stock issued out of the treasury of the Company to individuals or corporations who have expressed interest in obtaining stock in the Company.

The $25,243 used in investing activities consisted primarily of office and computer equipment.

Net cash provided by financing activities for the three months ended August 31, 1999 was $400,000 from the proceeds of the note payable.

Net cash on hand at August 31, 1999 increased to $330,097 from $201,093 at May 31, 1999.

Part II  -  Other Information
-----------------------------

Item 5 - Other Information

YEAR 2000 RISKS AND COMPLIANCE

Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. The Company uses software, computer technology and other services developed and provided by third party suppliers that may fail due to the year 2000 phenomenon. For example, the Company is dependent on the financial institutions involved in processing customers' credit card payments for the Internet services and a third party that hosts the Company's services. The Company is also dependant on telecommunications vendors and suppliers to maintain our network and the United States Postal Service and other third party carriers to deliver orders to customers.

The Company has identified three categories of computer systems which may be affected by the Year 2000 issue:

1. Internal Systems. The Company owns and operates computer hardware on which is loaded licensed software from major software providers. The Company uses these computers and software programs for some accounting functions, office administration functions, word processing functions, internal and external e-mail.

2. Third party Providers of Computer Systems. The Company relies on various third party providers of computer hardware and software which third parties provide critical services to the Company including, product supply, product distribution, credit card processing, website hosting, long distance Internet connectivity, e-mail providers, and substantially all other systems used by the Company in respect of the operation of the website; and

3. The General Infrastructure. This category includes the integrity and stability of the Internet in providing the Company's services, the computer systems of financial institutions and services used by customers, the utility companies used by the Company and the customers, etc.

In respect of number 1 above, the Company has assessed the year 2000 readiness of its internal systems. All hardware and software used internally has been purchased within the previous six months and were purchased from reputable vendors with assurances there from that all such items, alone and in combination with each other are Year 2000 compliant. Based upon these assurances, the Company has neither incurred any expenses in relation to this assessment nor has it developed a remediation plan because it believes that it is not necessary.

In respect of number 2 above, the Company has relied upon third parties for the provision of substantially all of the systems for the operation of the website. These systems include software used to provide the Company's websites' search capabilities, customer interaction, and transaction processing and fulfillment functions, as well as firewall, security monitoring and back-up capabilities. The Company is currently assessing the Year 2000 readiness of the third party supplied software, computer technology and other services of the Company's vendors. As part of the assessment, the Company is in the process of seeking assurances from these third parties that their software, computer technology and other services are Year 2000 compliant. At this time, the Company has not yet developed a contingency plan to address situations that may result if these third parties are unable to achieve Year 2000 compliance. Such contingency plan will depend on the results of the Year 2000 review and assessment, the extent of the corrective actions that have been implemented by the third parties and by the Company and the status of the distribution systems that the Company intends to establish. Based upon the results of this assessment, the Company will develop and implement, if necessary, a remediation plan with respect to the third party software, third party vendors and computer technology and services that may fail to be Year 2000 compliant. At this time, the expenses associated with this assessment and potential remediation plan are expected to be insignificant but cannot be determined with any degree of accuracy at this time.

The failure of the software and computer technologies of the third parties to be Year 2000 compliant would have an adverse effect on the Company including difficulties in operating the website effectively or at all, difficulties taking customers' orders, difficulties in making product deliveries and difficulties conducting other fundamental parts of the business.

In respect of number 3 above, the Year 2000 readiness of the general infrastructure necessary to support the Company's operations is difficult to assess. For example, the Company depends on the integrity and stability of the Internet to provide the Company's services. The Company also depends on the Year 2000 compliance of the computer systems and financial services used by consumers. Thus, the infrastructure necessary to support the Company's operations consists of a network of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which has the ability to control or manage the potential Year 2000 issues that may impact the entire infrastructure. The Company's ability to assess the reliability of this infrastructure is limited and the Company relies solely on generally available news reports, surveys and comparable industry data. Based on these sources, the Company believes that most entities and individuals that rely significantly on the Internet are reviewing and attempting to remediate issues relating to Year 2000 compliance, but it is not possible to predict whether these efforts will be successful in reducing or eliminating the potential negative impact of Year 2000 issues.

A significant disruption in the ability of consumers to reliable access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for the Company's products and services. In addition, the Company may have difficulties operating portions or all of its website effectively, taking customers' orders, fulfilling and distributing customers' orders and conducting other fundamental parts of the Company's business.

The costs to address the Year 2000 compliance issues delineated above have not been determined at this time. The cost of developing and implementing a plan, if necessary, could be material and the Company may not have enough time to implement it before the year 2000. Any failure of the Company's material systems, our suppliers' material systems or the Internet to be year 2000 compliant could include difficulties in operating the website effectively, taking product orders, making product deliveries or conducting other fundamental parts of the Company's business, any one of which would have an adverse effect on the Company.


Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibit No.               Description
                  --------------            ---------------
                       27                   Financial Data Schedule

         (b) There are no reports on Form 8-K that were filed for the quarter.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HEALTHNET INTERNATIONAL INC.
(Registrant)

Date:    October 13, 1999                   /s/      GRANT JOHNSON
                                            ------------------------------------
                                            Grant R. Johnson
                                            President and CEO

Date:    October 13, 1999                   /s/      DOUGLAS BOLEN
                                            ------------------------------------
                                            Douglas Bolen
                                            Corporate Counsel, Secretary