Form 10QSB
period 1999-11-30
HEALTHNET INTERNATIONAL INC
filed 2000-01-14
CIK 1081067

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:     November 30, 1999

Or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period          to


                        Commission file number: 000-26553


HEALTHNET INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)


COLORADO                                                       98-0206627
(State of Incorporation)                                   (IRS Employer ID No.)


Suite 301-1201 West Pender Street
Vancouver, British Columbia
Canada                                                         V6E 2V2
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:           (604) 669-3573



As of November 30, 1999, the registrant had 10,500,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);

         YES                        NO          X
              ----------                    ----------

                         Part I - Financial Information
                         -------------------------------


Item 1  - Financial Statements:

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)


                            CONSOLIDATED BALANCE SHEET
                             (IN UNITED STATES DOLLARS)

                                                                              AUDITED
                                                              AS AT            AS AT
                                                           30 NOVEMBER      28 FEBRUARY
                                                               1999            1999
                                                                $               $
--------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                     (38,350)         9,157
Accounts receivable                                            12,377             --
Inventories                                                       103             --
Prepaid expenses and deposits                                  45,852             --
                                                          ------------   ------------
         Total current assets                                  19,982          9,157

CAPITAL ASSETS, NET OF ACCUMULATED AMORTIZATION (NOTE 3)      242,055             --

                                                          ------------   ------------
TOTAL ASSETS                                                  262,037          9,157
                                                          ============   ============


LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                       33,156          8,940
                                                          ------------   ------------

LONG-TERM LIABILITIES
Notes payable (Note 4)                                      1,000,000             --
                                                          ------------   ------------


SHAREHOLDERS' EQUITY
Share Capital (note 5)                                         10,500         10,500
Retained Earnings                                            (781,619)       (10,283)
                                                          ------------   ------------
          Total shareholders' Equity                         (771,119)           217
                                                          ------------   ------------

                                                          ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    262,037          9,157
                                                          ============   ============


SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                            CONSOLIDATED STATEMENT OF
                      LOSS, COMPREHENSIVE LOSS, AND DEFICIT
                           (IN UNITED STATES DOLLARS)

                                         FOR THE              FOR THE           FOR THE
                                        THREE MONTH         THREE MONTH        NINE MONTH
                                        PERIOD ENDED        PERIOD ENDED      PERIOD ENDED
                                        NOVEMBER 30,         AUGUST 31,       NOVEMBER 30
                                           1999                1999               1999
                                            $                   $                  $
-------------------------------------------------------------------------------------------
EXPENSES
Professional fees                         13,539              40,199            61,301
Amortization                              35,071              41,475            90,401
Foreign exchange loss(gain)                3,790              -1,092             4,100
General and administrative               201,603              44,780           265,706
Dues and subscriptions                    35,505              30,976            66,481
Salaries and benefits                    189,100              75,660           283,347
-------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR          478,608             231,998           771,336
   THE PERIOD
Accumulated deficit, beginning of period 303,011              71,013            10,283
-------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT, END OF PERIOD       781,619             303,011           781,619
===========================================================================================

LOSS PER COMMON SHARE                       0.05                0.02              0.08

FULLY DILUTED                               0.04                0.02              0.07
===========================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING
   FOR THE PERIOD                     10,500,000          10,500,000        10,500,000

FULLY DILUTED                         11,500,000          11,500,000        11,500,000
===========================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                            CONSOLIDATED STATEMENT OF
                              SHAREHOLDERS' EQUITY
                           (IN UNITED STATES DOLLARS)

As at November 30, 1999
                                                                        DEFICIT ACCUMULATED IN
                                                COMMON STOCK               THE DEVELOPMENT
                                          SHARES             AMOUNT              STAGE
                                            #                  $                  $
----------------------------------------------------------------------------------------
BALANCE, JANUARY 21, 1999                   --                --                --
Common shares issued for cash           10,500,000            10,500            --
Loss for the period                         --                --               (10,283)
 ---------------------------------------------------------------------------------------
BALANCE, February 28, 1999              10,500,000            10,500           (10,283)
Loss for the period                         --                --               (60,730)
----------------------------------------------------------------------------------------
BALANCE, MAY 31, 1999                   10,500,000            10,500           (71,013)
Loss for the period                         --                --              (231,998)
----------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1999                10,500,000            10,500          (303,011)
Loss for the period                         --                --              (478,608)
========================================================================================
BALANCE, NOVEMBER 30, 1999              10,500,000            10,500          (781,619)
========================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN UNITED STATES DOLLARS)


                                          FOR THE          FOR THE            FOR THE
                                        THREE-MONTH      THREE-MONTH         NINE-MONTH
                                        PERIOD ENDED    PERIOD ENDED        PERIOD ENDED
                                        NOVEMBER 30,      AUGUST 31,        NOVEMBER 30,
                                           1999             1999               1999
                                             $                $                  $
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                      (478,608)       (231,999)         (771,336)
Amortization                               35,071          41,475            90,401
Increase in accounts receivable            (3,935)         (1,213)          (12,377)
Decrease in prepaid expenses               33,610         (74,636)          (45,852)
Increase in inventory                        (103)             --              (103)
Decrease in accounts payable and accrued
   liabilities                             (5,896)         20,620            24,216
----------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES        (419,861)       (245,753)         (715,051)
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to capital assets               (48,586)        (25,243)         (332,456)
----------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES         (48,586)        (25,243)         (332,456)
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in note payable                  100,000         400,000         1,000,000
Issuance of share capital                      --              --                --
----------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES     100,000         400,000         1,000,000
----------------------------------------------------------------------------------------

DECREASE IN CASH DURING THE PERIOD       (368,447)        129,004           (47,507)
Cash, beginning of period                 330,097         201,093             9,157
----------------------------------------------------------------------------------------
CASH, END OF PERIOD                       (38,350)        330,097           (38,350)
========================================================================================

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

Healthnet International Inc. has two wholly owned subsidiaries: Healthnet U.S.A. Inc. and HNI Healthnet (Canada) Inc.

Healthnet U.S.A. Inc. was incorporated on March 8, 1999. It was incorporated in the State of Nevada and is intended to function as the operating company for the United States market.

HNI Healthnet (Canada) Inc. was incorporated on May 18, 1999. It was incorporated in the Province of British Columbia and is intended to function as the operating company for the Canadian market.

The Company has selected February as its fiscal year end. In the opinion of management, the interim financial statements for the quarter ended November 30, 1999 reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at November 30, 1999 and the results of operations and cash flows for the respective three-month period ended November 30, 1999 in accordance with accounting principles generally accepted in the United States.


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


3.  CAPITAL ASSETS

Capital assets of the Company consist of the following:

                                                 ACCUMULATED         NET BOOK
                                  COST           DEPRECIATION          VALUE
                                   $                  $                  $
--------------------------------------------------------------------------------
NOVEMBER 30, 1999
Office furniture and equipment    59,570             3,319             56,251
Computer hardware                 22,434             4,644             17,790
Internet software                250,452            82,438            168,014
--------------------------------------------------------------------------------
                                 332,456            90,401            242,055
================================================================================

4.  NOTES PAYABLE

Notes payable at November 30, 1999 totaling $1,000,000 are unsecured, bear interest at the rate of 5% per annum and are due on May 31, 2001. Management believes the fair value of the notes approximate their carrying value.

5.  SHARE CAPITAL

                                                November 30,       August 31,
                                                  1999               1999
                                                    $                  $
--------------------------------------------------------------------------------
AUTHORIZED
100,000,000 common shares, par value $0.001
50,000,000 preferred shares, par value $0.001

ISSUED
10,500,000 common shares                           10,500             10,500

FULLY DILUTED
11,500,000                                        760,500            760,500
================================================================================

At November 30, 1,000,000 common shares were reserved for issuance pursuant to exercise of stock options to be granted to the employees, directors and officers of the Company. Virtually all of these options were granted to such persons at November 30, 1999.


6.  COMMITMENTS AND CONTINGENCIES

   [i]The Company has entered into operating leases in respect of its office premises and office equipment. Minimum payments under these lease commitments over the next three years are represented in the table below.

                                                  OFFICE             OFFICE
                                                 EQUIPMENT          PREMISES
                                                     $                  $
--------------------------------------------------------------------------------
       2000                                        5,602             16,788
       2001                                       20,550             11,192
       2002                                       17,433                 --
--------------------------------------------------------------------------------
                                                  43,585             27,980
================================================================================


7.   SUBSEQUENT EVENTS:

     On December 7, 1999, the Company filed an S-8 amendment to increase the number of Company shares authorized under its Stock Option Plan from 1 million to 1.2 million shares.

     On December 8, 1999, the Company completed a debt financing agreement in the amount of $500,000. The unsecured note bears interest at a rate of 5% and is due May 31, 2001. The Company estimates the fair value of the note to approximate its carrying value.

     On December 13, 1999, the Company's shares commenced trading under the symbol HLNT on the NASD Over-The-Counter Bulletin Board (OTC:BB) market.

     On December 29, 1999, the Company launched its health information portal www.medicinecabinet.co.uk in the United Kingdom, and launched its online retail store in the United States on www.medicinecabinet.com.

     On December 30, 1999, the Company entered into an agreement with InterWorld Corporation to purchase a major upgrade to the Company's internet software. Total consideration for the software and its implementation is expected to approach $900,000, which will be paid in instalments within six months of November 30, 1999. The Company believes that this state-of-the-art software positions the Company at the forefront of technology in its market segments.

8.   COMPARATIVE FIGURES:

     Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

Item 2.   PLAN OF OPERATION
          (All figures are in US dollars)


FORWARD LOOKING INFORMATION

Healthnet International Inc. (the "Company" or "Healthnet") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-QSB, or that is otherwise made by or on behalf of the Company. Such factors include, among others, the speculative nature of the industry in which the Company operates, technology failures, environmental or government regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. For this purpose, any statements contained in the registration statement that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "expect", believe", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other variations of comparable terminology, are intended to identify forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

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

The Company has been funded to date through debt financing from private arms length lenders. The Company has secured approximately $1,000,000 US through debt financing. In addition, it is anticipated that revenues will commence with the launch of the retail store component of the Company's website, which is proposed to occur in the fourth fiscal quarter, 2000, which should enable the Company to meet its financial obligations. No assurance can be given that revenues from sales of health products and/or advertising and/or sponsorships will enable the Company to meet its financial obligations. As such, the Company may solicit and arrange for additional debt financing from private arm's length lenders in the event revenues do not meet the Company's financial obligations. In addition, the Company may consider raising additional equity financing through the sale of common stock of the Company through private placements to, sophisticated investors. The combination of expected revenues and additional debt and/or equity financing is intended to provide the Company with sufficient operating capital for a period of approximately two years.


RESULTS OF OPERATIONS
---------------------

Operations to date have been limited to establishing the infrastructure and to other general and administrative expenditures. Losses for the third fiscal quarter ended November 30, 1999 amounted to $478,608. Expenses during the period increased to $478,608 from $231,998 in the prior quarter as a result of continued development of the Company's website and the corresponding human resources required. The Company anticipates that this development will continue to require moderate increases in staff levels and office space.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow used in operations for the three months ended November 30, 1999 was $419,861. It is expected that revenues from sales should commence shortly after the launch of the online store in the fourth fiscal quarter, 2000. No assurance can be given that revenues from sales will initially meet expenses and as such, the Company may finance operations through existing and additional debt and/or equity financing from arm's length private lenders until such time as revenues from sales meet or exceed expenses. Once achieved, the Company intends to begin repaying the private arm's length lenders.

The $48,586 used in investing activities consisted primarily of office and computer equipment.

Net cash provided by financing activities for the three months ended November 30, 1999 was $100,000 from the proceeds of the note payable.

Net cash on hand at November 30, 1999 decreased to a book overdraft of $38,350 from $330,097 at August 31, 1999.

YEAR 2000 RISKS AND COMPLIANCE
------------------------------

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

The Company has identified three categories of computer systems that may be affected by the Year 2000 issue:

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

As of January 11, 2000, the Company's computer systems have operated without any Y2K related problems and appear to be Y2K compliant. The Company is not aware that any of its major third-party suppliers or business partners has experienced any significant Y2K problems that would have an adverse effect on the Company. Readers should be cautioned that forward-looking statements contained in the Y2K update should be read in conjunction with the Company's disclosures under the heading: "Forward Looking Information".

Part II  - Other Information
--------------------------------------------------------------------------------


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


HEALTHNET INTERNATIONAL INC.
(Registrant)

Date:    January 15, 2000                   /s/      GRANT JOHNSON
                                            ------------------------------------
                                            Grant R. Johnson
                                            President and CEO


Date:    January 15, 2000                   /s/      JOSEPH HARKINS
                                            ------------------------------------
                                            Joseph Harkins
                                            Chief Financial Officer