Form 10KSB
period 2000-02-29
HEALTHNET INTERNATIONAL INC
filed 2000-06-14
CIK 1081067

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB


[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   For the fiscal year ended February 29, 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

          For the transition period from _____________ to _____________
                        Commission file number 000-26553

                          HEALTHNET INTERNATIONAL INC.
                 (Name of small business issuer in its charter)

               COLORADO                                98-0206627
      (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)              Identification No.)

   Suite 301 - 1201 WEST PENDER STREET,
        VANCOUVER, BRITISH COLUMBIA                            V6E 2V2
 (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (604) 669-3573

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  None

       The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on May 17, 2000, as reported by the Nasdaq Over-the-Counter Bulletin Board, was approximately $15,409,000. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       As of May 17, 2000, the Registrant had 10,568,463 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)
Yes [  ]   No [X]

                          HEALTHNET INTERNATIONAL INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I
 1         Description of Business
 2         Description of Properties
 3         Legal Proceedings
 4         Submission of Matters to a Vote of Security Holders

PART II
 5         Market for Registrant's Common Stock and Related Stockholder Matters
 6         Management's Discussion and Analysis and Results of Operations
 7         Financial Statements
 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
 9         Directors and Executive Officers of the Registrant
10         Executive Compensation
11         Security Ownership of Certain Beneficial Owners and Management
12         Certain Relationships and Related Transactions
13         Exhibits, Financial Statement Schedules and Reports on Form 8-K

                           FORWARD LOOKING STATEMENTS

      HEALTHNET INTERNATIONAL INC. (THE "COMPANY" OR "HEALTHNET") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS THAT MAY BE DEEMED TO HAVE BEEN MADE IN THIS FORM 10-KSB, OR THAT IS OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. SUCH FACTORS INCLUDE, AMONG OTHERS, THE SPECULATIVE NATURE OF THE INDUSTRY IN WHICH THE COMPANY OPERATES, TECHNOLOGY FAILURES, ENVIRONMENTAL OR GOVERNMENT REGULATIONS, AVAILABILITY OF FINANCING, FORCE MAJEURE EVENTS, AND OTHER RISK FACTORS AS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO CONTROL OR PREDICT. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THE REGISTRATION STATEMENT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "EXPECT", BELIEVE", "ANTICIPATE", "INTEND", "COULD", "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS OF COMPARABLE TERMINOLOGY, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE ITS FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF RECEIVING NEW INFORMATION, THE OCCURRENCE OF FUTURE EVENTS, OR OTHERWISE.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

I.  BUSINESS DEVELOPMENT
    --------------------

      A. HEALTHNET INTERNATIONAL INC.
         ----------------------------

      Healthnet International Inc. ("Healthnet" or the "Company") was incorporated in January 1999 in the state of Colorado. In March 1999, the Company incorporated a wholly owned subsidiary in the state of Nevada namely Healthnet (USA) Inc., which is intended to act as the operating company for all USA based business activities of the Company. In May, 1999 the Company incorporated a wholly owned subsidiary in the province of British Columbia, Canada namely HNI Healthnet (Canada) Inc., which is intended to act as the operating company for all Canada based business activities of the Company. The Company incorporated a wholly owned European subsidiary in Guernsey in January, 2000, which is intended to act as the operating company for all of Healthnet's European based business.

      The intent of the Company is to partner with others in the healthcare industry so consumers are better served. One of the Company's primary goals is to arm "brick and mortar" health focused businesses and professionals with the power of the Internet so consumers have easy access to the information, products and tools they need to participate in their health management. The Company has created the "eHealthstore" concept to further this objective. eHealthstores are arrangements whereby the Company licenses a complete suite of e-commerce software to Licensees including existing bricks and mortar retailers. It is anticipated that revenue will be generated from the software licensing fees, custom web site design and development fees, and sale of health related products through the eHealthstores brand of web sites. On February 2, 2000 eHealthstores signed their first licensee Seattle Super Supplements, whose web site went live April 1, 2000. Revenue was derived from the software licensing fees in April 2000.

      Shortly after the Company launched the eHealthstores model in North America, a replicate plan was set for the expected launch in the United Kingdom.

      Effective February 29, 2000 the Company also expanded their expertise by acquiring the creative design company Varcom Internet Communications and Commerce Solutions Inc. ("Varcom"). This creative Web design specialist is expected to help provide a wide range of cutting edge interactive products, services, consultation, world-class graphic design, navigational design and online presentation. Varcom brings to the Healthnet family established clients such as Digital Commerce Inc., Hagen's Travel, Uniglobe Seymour Travel and International Metals Research.

      The Company, including its subsidiaries, employs 44 persons, of whom 43 are employed on a full-time basis and one is employed on a part time basis. The majority of these individuals either develop and produce the content for the Web sites, sell eHealthstores, pursue alliances with manufacturers of health related products for sale on the website, or provide technological support to the Company's Information Technology Department.

      B. HEALTHNET INTERNATIONAL INC. CORPORATE HISTORY
         ----------------------------------------------

      In January 1999, the Company filed its Articles of Incorporation with the Secretary of State of Colorado in which, among other things, the Board of Directors was elected as follows: Grant Johnson, S. Ross Johnson, Mark Dohlen and Doug Bolen. The authorized capital of the Company consists of 100,000,000 Common Shares and 50,000,000 Preferred Shares. On January 22, 1999, Grant Johnson was appointed to the office of Chief Executive Officer/President and S. Ross Johnson to the office of Chairman of the Board of Directors.

      On April 9, 1999, a Board of Directors Meeting was held at which the number of the Board members was increased to seven and the following additional members were elected to the Board:

      HARTLAND M. MACDOUGALL, CVO, OC, is a former chairman of the Royal Trust Company and previously was Vice Chairman and Director of the Bank of Montreal with which he was associated with for more than thirty years.

      RAYMOND G. HARRIS, FCA, was a partner with Deloitte and Touche and its predecessor firms from 1955.

      DR. R. DEAN LINDEN, PhD, serves as the Company's Chairman of the Medical Advisory Board. He is the Associate Professor of Neurosurgery at the University of Louisville.

      On August 20, 1999 Mark Dohlen resigned from the Board of Directors. On November 19, 1999 Douglas Bolen resigned as a Director and Secretary of the Company.

      On November 19, 1999 JOSEPH HARKINS, HBA, CA, was appointed Chief Financial Officer (CFO) of the Company. Mr. Harkins worked in international investment banking with two major Canadian banks and brings his experience from being the CFO of a US based multinational, publicly traded company.

      Early the next year two additional directors were added to the board on Jan 24, 2000 and February 4, 2000 respectively:

      ROGER JOHNSON, CPA, CLU is the past Executive Vice President of Corporate Marketing and Distribution Services at the Aid Association for Lutherans (AAL), one of the nation's leading fraternal benefit societies.

      RICHARD O. PAINTER, CLU, ChFC, CFP, is the past President of Prudential Insurance and Financial Services, the largest sales unit of the Prudential Insurance Company of America.

      BRET CONKIN, BCOMM, was appointed Chief Operating Officer (COO) on February 25, 2000 bringing with him over 13 years of management experience with companies such as Procter and Gamble and the British Columbia Lottery Corporation.

II. BUSINESS OF THE ISSUER
    ----------------------

      The Company, in its own right and through its wholly owned subsidiaries, intends to establish itself as a "turn-key" e-commerce solution for existing Vitamin/Mineral/Supplement(VMS)retailers. It is anticipated that these operators shall become part of the eHealthstore network that is expected to provide health and health related products as well as an online source of health related information for the general public.

      The Company intends to combine the advantages of online commerce with a superior customer focus in order to be the authoritative source for business-to-business and business-to-customer health information and products. The Company anticipates offering a broad selection of health related products, informative content, easy to use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. With the intention to make available up to 100,000 items, the Company is expected to provide a selection of readily available products that is five to ten times that of a typical, store-based, health products retailer. eHealthstores operators' stores may be open 24 hours a day, seven days a week and the Company anticipates offering its customers convenient and timely product fulfillment, with an overnight delivery option.

      To address product fulfillment and shipping, the Company has engaged Super Nutrition Distributors Inc. in the United States. Super Nutrition is a national VMS distributor servicing over 12,000 brick and mortar retail clients, carrying over 14,000 natural product SKUs in two regional warehouses. The Company has further forged a fulfillment partnership with FSC in the United Kingdom to meet the demands of the UK and European markets.

      The Company has developed a backend technical architecture specific to the eHealthstores business model, inclusive of hardware and software. The software framework is provided by Interworld Corporation and is the integration of e-commerce applications, online shopping tools and database Web site development. The Company believes that the Interworld software has the capacity to facilitate every aspect of the Company's plans in respect of the eHealthstores, including, order taking, credit card processing, order fulfillment, distribution, data collection, accounting and the provision of information of users.


III. INDUSTRY OVERVIEW, COMPETITION AND RISKS
     ----------------------------------------

      The Internet is the largest and most widely used computer network in the world and provides access to an incredible volume of information and data. Management of the Company believes that hundreds of billions of private and public dollars will be invested over the next decade to weave together the global information systems, including the hardware and software necessary to navigate the Internet.

      Upon recognition of the industry's potential size, the Company developed Medicine Cabinet, it's prototypical business-to-consumer health information and Vitamin/Mineral/Supplement (VMS) e-tail Web site. In addition to developing this direct relationship with consumers, the Company is scaling up this infrastructure in order to capitalize on a much larger opportunity: supplying online health stores to existing VMS retailers with its eHealthstore concept.

      The Company believes it has positioned itself for an early entry into the online VMS business-to-business market with no significant competition in sight. Contrary to the alienating sentiments of competing pure-play online VMS retailers, the Company intends to align itself with the brick and mortar retail sector. Thus empowering the brick and mortar operators with an effective Internet presence, the eHealthstores network is expected to harness an established, loyal customer base.

      The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks include, but are not limited to, possible inability to sell eHealthstores, respond promptly to changes in a rapidly evolving, unpredictable business environment, the risk of inability to manage growth, the inability to attract and retain qualified personnel, the risk that the Internet may not become a viable commercial market place, the risk of the availability of future financing, and the risks associated with government regulation of the Internet.

      To address these risks, the Company must, among other things, develop and expand its customer base, successfully implement its business and marketing strategies, continue to develop and upgrade its website and transaction processing systems, provide superior customer service, respond to competitive developments, attract and retain qualified personnel, raise additional debt financing from private arm's length lenders and/or equity financing through private placements of the Company's common stock, and monitor government regulation of the Internet. If the Company is not successful in addressing such risks, it may be materially and adversely affected.


IV. REGULATORY BACKGROUND
    ---------------------

      The Company may be subject, both directly and indirectly, to various laws and regulations relating to its business, although there are few laws or regulations directly applicable to access the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet and the use thereof. Such laws and regulations may cover issues such as user privacy, pricing, copyrights, taxation, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online.

V. DISCLOSURE
   ----------

      The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and/or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Company intends to be an electronic filer and as such, all items filed by the Company are available through an Internet site maintained by the SEC which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which site is available at http://www.sec.gov. The Company also maintains an Internet site which contains information about the Company. This site is available at http://www.hlnt.net.

      The company estimates there will be no costs associated with complying with environmental regulations.

ITEM 2.  DESCRIPTION OF PROPERTIES

      The Company and its subsidiaries lease a 13,000 square foot facility in Vancouver, Canada under two separate leases in the same building. One lease is for a 7,000 square foot facility for a 1-year term, expiring on 30 April, 2000, at a monthly rate of $8,700. The lease has been extended on a month-by-month basis until a more suitable premises is located. Another lease is for a 6,000 square foot facility for a 5-year term expiring on 30 April 2004, cancelable after 3 years with 6 months' notice, at a monthly rate of $6,600. The building in which the Company has leased space is in the heart of downtown Vancouver and is home to several other Technology and Internet based companies. This arrangement and proximity to other similar companies is expected to lend itself well to promoting the Company as being in the right area and on the leading edge of technology.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not aware of any material pending legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is reported by the NASD Over-The-Counter Bulletin Board under the symbol "HLNT".

      The following table sets forth the range of high and low bid quotations for the Company's common stock for each of the periods indicated as reported by the NASD Over-The-Counter Bulletin Board. Bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended                       High             Low
-------------                       ----             ---
February 29, 2000(1)                $4.12            $2.75

(1) This was not a full quarter as the Company only came to be quoted on December 13, 1999.

SECURITY HOLDERS

      The approximate number of recorded holders of shares of the common stock of the Company outstanding as of February 29, 2000 was 40.

DIVIDENDS

      No dividends have been declared or paid on the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

         HEALTHNET INTERNATIONAL INC. (THE "COMPANY" OR "HEALTHNET") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS THAT MAY BE DEEMED TO HAVE BEEN MADE IN THIS FORM 10-KSB, OR THAT IS OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. SUCH FACTORS INCLUDE, AMONG OTHERS, THE SPECULATIVE NATURE OF THE INDUSTRY IN WHICH THE COMPANY OPERATES, TECHNOLOGY FAILURES, ENVIRONMENTAL OR GOVERNMENT REGULATIONS, AVAILABILITY OF FINANCING, FORCE MAJEURE EVENTS, AND OTHER RISK FACTORS AS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO CONTROL OR PREDICT. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THE REGISTRATION STATEMENT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "EXPECT", BELIEVE", "ANTICIPATE", "INTEND", "COULD", "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS OF COMPARABLE TERMINOLOGY, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE ITS FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF RECEIVING NEW INFORMATION, THE OCCURRENCE OF FUTURE EVENTS, OR OTHERWISE.

General
-------

      The Company's current plan of operation is to derive its revenues from the sale of health related products via the Internet. Additional revenues are expected to be generated through software licensing, website development services, major sponsorships on the Company's websites, internet marketing services, and sales of demographic data obtained through the Company's website. The Company launched a portion of its website, www.medicinecabinet.net, on September 13, 1999, providing health related information to viewers, including an encyclopedia, an on-line health magazine and other interactive aspects for members. On February 2, 2000, the Company announced that it had licensed its website technology to Seattle Super Supplements, a retail chain of stores in the Seattle area. The website went live on April 1, 2000 and revenues were generated through software licensing fees in April 2000. This prototype license is comprised of a complete e-commerce website with extensive health information and content, and full customer support. The Company intends to license several more websites in the next fiscal year.

      It is anticipated that the Internet will continue to become more accessible and that the market opportunities for the Company are expected to continue to expand. This tremendous growth is expected to also attract many potential new competitors. In order to maintain sales growth, the Company intends to expand the content and to improve the services on its Internet web site, employ additional staff at a moderate level to cope with its expansion, as well as researching and developing other projects that are expected to utilize its existing facilities and expertise.

      The Company has been funded to date through debt financing from private arms length lenders. The Company has secured approximately $2,000,000 through debt financing. It is anticipated that e-commerce revenues will commence with the launch of the retail store component of the Company's websites, which is proposed to occur in the second fiscal quarter, 2001, which should enable the Company to meet its financial obligations. No assurance can be given that revenues from sales of health products and/or advertising and/or sponsorships will enable the Company to meet its financial obligations. The Company has obtained a commitment for an additional US$2,000,000 in debt financing, which combined with anticipated revenues from operations, will enable the Company to meet its financial obligations in fiscal 2001. Up to May 17, 2000, the Company had received US$1,055,000 of the additional debt financing in the form of promissory notes. In addition, the Company may consider raising additional equity financing through the sale of common stock of the Company through private placements to sophisticated investors. The combination of expected revenues and additional debt and/or equity financing is intended to provide the Company with sufficient operating capital for a period of approximately two years.

RESULTS OF OPERATIONS
---------------------

      Operations to date have been limited to establishing the infrastructure and to other general and administrative expenditures. Losses for the fiscal year ended February 29, 2000 amounted to $1,804,000, comprised primarily of salaries and benefits expenditure of around $600,000, advertising, marketing and promotion expenditure of around $400,000, amortization expenses of around $175,000, general and administrative expenses of around $400,000, and loss on the write-off of capital assets of $135,000. The Company anticipates that its development will require moderate increases in staff levels and office space.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flow used in operations for the year ended February 29, 2000 was $1,257,405. It is expected that revenues from sales should commence shortly after the launch of the online stores in the second fiscal quarter, 2001. No assurance can be given that revenues from sales will initially meet expenses and as such, the Company may finance operations through existing and additional debt and/or equity financing from arm's length private lenders until such time as revenues from sales meet or exceed expenses. Once achieved, the Company intends to begin repaying the private arm's length lenders.

      The $704,214 used in investing activities consisted primarily of acquisition of computer software and equipment.

      Net cash provided by financing activities for the year ended February 29, 2000 was $2,000,000 from the proceeds of the note payable and $8,531 from the issuance of common shares under the employee stock option plan. Up to May 17, 2000, the Company received a further $1,055,000 in the form of promissory notes.

      Net cash on hand at February 29, 2000 increased to $50,901 from $38,350 at November 30, 1999.

ITEM 7. FINANCIAL STATEMENTS



                       Consolidated Financial Statements

                          HEALTHNET INTERNATIONAL INC.
                         (A development-stage company)
                               February 29, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

We have audited the accompanying consolidated balance sheets of HEALTHNET INTERNATIONAL INC. (and its subsidiary) as of February 29, 2000 and February 28, 1999 and the related consolidated statements of loss and comprehensive loss, shareholders' equity (deficiency) and cash flows for the year ended February 29, 2000, for the period from incorporation on January 21, 1999 to February 28, 1999 and the period from incorporation on January 21, 1999 to February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthnet International Inc. (and its subsidiary) at February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for the year ended February 29, 2000, for the period from incorporation on January 21, 1999 to February 28, 1999 and the period from incorporation on January 21, 1999 to February 29, 2000 in conformity with accounting principles generally accepted in the United States.

Vancouver, Canada,                                         /s/ Ernst & Young LLP
April 24, 2000.                                            Chartered Accountants

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)


                           CONSOLIDATED BALANCE SHEETS
                           (IN UNITED STATES DOLLARS)

                                                                         AS AT            AS AT
                                                                     FEBRUARY 29,     FEBRUARY 28,
                                                                         2000              1999
                                                                           $                 $
--------------------------------------------------------------------------------------------------

ASSETS
CURRENT
Cash and cash equivalents                                               50,901              9,157
Restricted cash [NOTE 4]                                                17,000                 --
Accounts receivable [NOTE 5]                                            63,091                 --
Prepaid expenses and deposits [NOTE 6]                                  52,698                 --
--------------------------------------------------------------------------------------------------
                                                                       183,690              9,157
Capital assets (net) [NOTE 7]                                          781,125                 --
OTHER ASSETS
Goodwill [NOTES 3 AND 8]                                               190,266                 --
--------------------------------------------------------------------------------------------------
                                                                     1,155,081              9,157
==================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable and accrued liabilities [NOTE 9]                      744,839              8,940
Amount due for business combination [NOTE 3]                            69,022                 --
--------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                              813,861              8,940

LONG-TERM
Notes payable [NOTE 12]                                              2,000,000                 --
Obligation under capital lease [NOTE 11]                                20,155                 --
Commitments [NOTE 14]
SHAREHOLDERS' EQUITY (DEFICIENCY)
Share capital [NOTE 13]
   Preferred shares, 50,000,000 authorized, no par value
   Common shares, 100,000,000 authorized, no par value,
   10,536,251 issued and outstanding [1999 - 10,500,000]               118,535             10,500
   Additional paid-in capital                                           16,631                 --
Deficit accumulated in the development stage                        (1,814,101)           (10,283)
--------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                             (1,678,935)               217
--------------------------------------------------------------------------------------------------
                                                                     1,155,081              9,157
==================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                                      CONSOLIDATED STATEMENT OF
                                     LOSS AND COMPREHENSIVE LOSS
                                     (IN UNITED STATES DOLLARS)

                                                                  FOR THE PERIOD FROM FOR THE PERIOD FROM
                                                                   INCORPORATION ON    INCORPORATION ON
                                                  YEAR ENDED       JANUARY 21, 1999    JANUARY 21, 1999
                                                 FEBRUARY 29,       TO FEBRUARY 28,     TO FEBRUARY 29,
                                                     2000                1999                2000
                                                       $                   $                   $
---------------------------------------------------------------------------------------------------------
EXPENSES
Salaries and benefits [NOTE 13b]                     597,498             1,024            598,522
Advertising, marketing and promotion [NOTE 14]       384,019                --            384,019
General and administrative                           368,063               672            368,735
Amortization                                         173,761                --            173,761
Accounting and professional fees                     134,904             6,146            141,050
Foreign exchange                                      10,415                --             10,415
Incorporation costs                                       --             2,441              2,441
Loss on writedown of capital assets [NOTE 7]         135,158                --            135,158
--------------------------------------------------------------------------------------------------
                                                   1,803,818            10,283          1,814,101
--------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD         1,803,818            10,283          1,814,101
==================================================================================================

LOSS PER COMMON SHARE                                   0.17              0.00
==================================================================================================

Weighted average shares outstanding               10,501,024        10,500,000
==================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                                      CONSOLIDATED STATEMENT OF
                                  SHAREHOLDERS' EQUITY (DEFICIENCY)
                                     (IN UNITED STATES DOLLARS)

                                                  COMMON STOCK           ADDITIONAL        DEFICIT
                                         ---------------------------       PAID-IN   ACCUMULATED IN THE
                                            SHARES           AMOUNT        CAPITAL    DEVELOPMENT STAGE
                                               #                $             $               $
-------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 21, 1999                        --             --              --             --
Common shares issued for cash            10,500,000         10,500              --
Loss for the period                              --             --              --        (10,283)
-------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1999               10,500,000         10,500              --        (10,283)
Common shares issued for other
   than cash consideration:
   Consideration for shares in
     Varcom [NOTE 3]                         24,876         99,504              --             --
Stock options exercised                      11,375          8,531              --             --
Compensatory stock options [NOTE 13]             --             --          16,631             --
Loss and comprehensive loss for
   the year                                      --             --              --     (1,803,818)
-------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 29, 2000               10,536,251        118,535          16,631     (1,814,101)
=======================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (IN UNITED STATES DOLLARS)

                                                                  FOR THE PERIOD FROM FOR THE PERIOD FROM
                                                   MARCH 1,        INCORPORATION ON    INCORPORATION ON
                                                    1999 TO        JANUARY 21, 1999    JANUARY 21, 1999
                                                 FEBRUARY 29,       TO FEBRUARY 28,     TO FEBRUARY 29,
                                                     2000                1999                2000
                                                       $                   $                   $
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                               (1,803,818)          (10,283)        (1,814,101)
Adjustment to reconcile loss to net cash used in
   operating activities
   Amortization                                      173,761                --            173,761
   Loss on disposal of fixed assets                  135,158                --            135,158
   Share option compensation expense [NOTE 13]        16,631                --             16,631
   Accrued interest on notes payable                  42,478                --             42,478
Changes in current assets and liabilities net of
   effects from business combination
   Increase in restricted cash                       (17,000)               --            (17,000)
   Increase in accounts receivable                   (23,458)               --            (23,458)
   Increase in prepaid expenses and deposits         (53,479)               --            (53,479)
   Increase in accounts payable and accrued          272,322             8,940            281,262
    liabilities
--------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                 (1,257,405)           (1,343)        (1,258,748)
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to fixed assets                           (724,020)               --           (724,020)
Cash acquired from business combination               19,806                --             19,806
--------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                   (704,214)               --           (704,214)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes payable                          2,000,000                --          2,000,000
Issuance of share capital for cash                     8,531            10,500             19,031
Principal repayments under capital lease obligations  (5,168)               --             (5,168)
--------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES              2,003,363            10,500          2,013,863
--------------------------------------------------------------------------------------------------

INCREASE IN CASH DURING THE PERIOD                    41,744             9,157             50,901
Cash, beginning of period                              9,157                --                 --
--------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                   50,901             9,157             50,901
==================================================================================================

SUPPLEMENTAL INFORMATION
Interest paid                                          2,130                --
==================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

February 29, 2000

1.  NATURE OF BUSINESS

Healthnet International Inc. (the "Company") was incorporated on January 21, 1999 in the State of Colorado and is currently in the development stage.

The Company is an online retailer of complementary medicine products, commonly known as the VSM (vitamins, supplements, minerals) sector. The Company's online stores, medicinecabinet.com and medicinecabinet.co.uk, offer broad selection, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. During the year the Company diversified its activities, adding a second product line called ehealthstores. This is a complete web site package targeted at traditional retailers who wish to establish a comprehensive web presence but lack the resources to build an in-house infrastructure. By sub-licensing its existing technologies and integrating customer features unique to each client, and then hosting and maintaining each client web site, ehealthstores effectively enables independent and regional retailers to offer Internet services including ecommerce which were previously available to much bigger organizations.

Healthnet International Inc. has three wholly owned subsidiaries; Healthnet U.S.A. Inc., HNI Healthnet (Canada) Inc. and Healthnet Europe Limited.

Healthnet U.S.A. Inc. was incorporated on March 8, 1999. It was incorporated in the State of Nevada and is intended to function as the operating company for the United States market.

HNI Healthnet (Canada) Inc. was incorporated on May 18, 1999. It was incorporated in the Province of British Columbia and is intended to function as the operating company for the Canadian market.

Healthnet Europe Limited was incorporated on January 11, 2000. It was incorporated in the Island of Guernsey and is intended to function as the operating company for the European market.

2.  SIGNIFICANT ACCOUNTING POLICIES

These financial statements are prepared in accordance with accounting principles generally accepted in the United States. The following is a summary of the significant accounting policies used in the preparation of these financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the amounts of the Company and all its subsidiaries. All intercompany balances and transactions have been eliminated.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 29, 2000

2.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

CAPITAL ASSETS

Capital assets are recorded at cost and are depreciated or amortized over the estimated useful life of the assets at the following rates and methods:

   Computer hardware and equipment                         3 years straight-line
   Furniture and fixtures                                 10 years straight-line
   Computer software                                       2 years straight-line
   Domain name                                             2 years straight-line

Costs incurred in connection with the Company's website application and infrastructure development have been capitalized and are being amortized on a straight line basis over a two year period. Costs incurred to operate and maintain the website application and infrastructure are expensed.

GOODWILL

The purchase price in excess of the fair market value of the acquired company is recorded as Goodwill. Goodwill is amortized using the straight-line method over two years from the date of acquisition. Annual reviews are undertaken to evaluate the carrying value of goodwill. Estimated undiscounted future net cash flows are calculated using estimated revenues and estimated costs. If it is determined that the future cash flows are less than the carrying value of goodwill, a write-down to the estimated fair value would be made with a charge to earnings.

TRANSLATION OF FOREIGN CURRENCIES

Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the year end rates of exchange. Foreign currency revenue and expense items are translated at average monthly rates of exchange. Exchange gains or losses are included in the statements of loss.

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25 in accounting for stock based awards for employees and directors.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 29, 2000

2.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

LOSS PER SHARE

Basic loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. The Company has no potential dilutive financial instruments.

INCOME TAXES

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to the financial statements. Actual results may differ from those estimates.

LEASES

Leases which transfer substantially all of the benefits and risks of ownership are recorded as the acquisition of assets and incurrence of obligations. Under this method of accounting, both assets and obligations, including interest thereon, are amortized over the life of the lease.

ADVERTISING

The Company expenses the costs of advertising as incurred.

CASH AND CASH EQUIVALENTS

Cash equivalents comprise highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost which approximates their fair value.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 29, 2000

2.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS133 `Accounting for derivative instruments and hedging activities'. SFAS133 is effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of SFAS133.

The United States Securities and Exchange Commission has issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" (SAB 101). This pronouncement is effective for the Company's first quarter commencing March 1, 2000. The Company has not yet determined the impact of SAB 101 on its consolidated financial statements and its revenue recognition policies.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an interpretation of APB Opinion No. 25. This pronouncement is effective for the Company's second quarter commencing June 1, 2000. The Company has not yet determined the impact of FIN 44 on its consolidated financial statements.

3.  BUSINESS ACQUISITION

The Company entered into an agreement dated February 29, 2000, to acquire all the issued and outstanding shares of Varcom Internet Communications and Commerce Solutions Inc. (VARCOM). VARCOM is a privately held, Vancouver, Canada based company which provides web site design and development services. The purchase price consisted of $69,022 plus 24,876 common shares of the Company at $4.00 per share, for a total consideration of $168,526. The above transaction closed on February 29, 2000.

There is contingent consideration associated with this agreement.

[i] If VARCOM achieves sales of greater than $550,000 but less than $760,000 in the next year, the Company will be obligated to pay a further $70,000 of consideration via the issuance of common shares.

[ii] If VARCOM achieves sales of greater than $760,000 but less than $1,030,000 in the next year, the Company will be obligated to pay a further $240,000 of consideration via the issuance of $210,000 of common shares as well as $30,000 in cash.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

3.  BUSINESS ACQUISITION (CONT'D.)

[iii] If VARCOM achieves sales of greater than $1,030,000 in the next year, the Company will be obligated to pay a further $340,000 of consideration via the issuance of $310,000 of common shares as well as $30,000 in cash.

Therefore, in summary, if VARCOM achieves sale of greater than $1,030,000 in the next year, the total consideration the Company will have paid will be $818,526 comprised of cash payments of $129,022 and the issuance of shares valued at $689,504.

The acquisition has been accounted for by the purchase method. As the acquisition occurred at the year-end date, the Company's financial statements for the year ended February 29, 2000 do not include the operations of VARCOM. Assets and liabilities of VARCOM are however included in the consolidated balance sheet at fair values. Under purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of the acquiree based upon their respective estimated fair values as of the closing date. The excess purchase price over the identifiable assets and liabilities has been allocated entirely to goodwill. The estimated purchase price and adjustments to the historical book value of the acquiree was as follows:

                                                                         $
--------------------------------------------------------------------------------

Fair value of assets acquired                                           158,475
Fair value of liabilities acquired                                     (180,215)
Goodwill                                                                190,266
--------------------------------------------------------------------------------
Purchase price                                                          168,526
================================================================================

The following unaudited pro forma consolidated information for the year ended February 29, 2000 gives effect to the transaction as if it had occurred at the beginning of the year. The unaudited pro forma consolidated information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction been completed as of the beginning of the year, nor is it indicative of the Company's future results of operations.
                                                                     YEAR ENDED
                                                                    FEBRUARY 29,
                                                                        2000
                                                                          $
--------------------------------------------------------------------------------
                                                                     (UNAUDITED)

Revenues                                                                403,336
Net loss                                                             (1,856,910)
Net loss per common share                                                 (0.18)
================================================================================

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

February 29, 2000

4.  RESTRICTED CASH
                                                      2000                 1999
                                                        $                    $
--------------------------------------------------------------------------------

Term deposit                                         17,000                 --
--------------------------------------------------------------------------------
                                                     17,000                 --
================================================================================

The above term deposit is held by Canadian Western Bank as security for a computer lease [note 11].

5.  ACCOUNTS RECEIVABLE
                                                      2000                 1999
                                                        $                    $
--------------------------------------------------------------------------------

Amounts due from trade customers - VARCOM            38,456                 --
Other                                                 9,475                 --
GST receivable                                       15,160                 --
Less:  allowance for bad debts                           --                 --
--------------------------------------------------------------------------------
                                                     63,091                 --
================================================================================

6.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits comprise:
                                                      2000                 1999
                                                        $                    $
--------------------------------------------------------------------------------

Equipment lease deposits                              1,582                 --
Deposits paid to suppliers on portions of work
completed                                             6,337                 --
Deposits held by merchant bank                       16,400                 --
Other                                                10,185                 --
Prepaid expenses                                     18,194                 --
--------------------------------------------------------------------------------
                                                     52,698                 --
================================================================================

The Company has obtained a merchant account with a bank in the United States for credit card processing. Under the conditions of the merchant agreement, the Company is required to provide the bank with a security deposit. The deposit will be held until the merchant account is cancelled and bears interest of 5.5% per annum.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 29, 2000

7.  CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation and comprise:

                                                                     ACCUMULATED         NET BOOK
                                                      COST          DEPRECIATION           VALUE
                                                        $                 $                  $
---------------------------------------------------------------------------------------------------

FEBRUARY 29, 2000
Computer hardware and equipment                      111,516             3,892            107,624
Computer hardware under capital leases                49,165             2,654             46,511
Furniture and fixtures                                75,172             2,598             72,574
Computer software                                    630,136            83,220            546,916
Domain name                                           10,000             2,500              7,500
---------------------------------------------------------------------------------------------------
                                                     875,989            94,864            781,125
===================================================================================================

During fiscal 2000, the Company realized that as a result of technological advances, the software that it had purchased during fiscal 2000 at a cost of $214,055 was no longer viable in the long term. During the current year, the Company had incurred $78,897 of depreciation related to this software. A new software was acquired in the fourth quarter and a write-off of $135,158, the remaining net book value, was made for the unamortized balance of the old software.


8.  OTHER ASSETS

Other assets comprise:

                                                                          2000               1999
                                                                            $                  $
---------------------------------------------------------------------------------------------------

Goodwill (net of accumulated amortization of $nil) [NOTE 3]            190,266                 --
---------------------------------------------------------------------------------------------------
                                                                       190,266                 --
===================================================================================================

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 29, 2000

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise:


                                                                          2000               1999
                                                                            $                  $
---------------------------------------------------------------------------------------------------

Trade payable                                                          310,912              8,940
Interest payable [NOTE 12]                                              42,478                 --
Due to database supplier [NOTE 14 (ii)]                                 60,000                 --
Accrued expenses for capital asset purchases                           307,547                 --
Current obligations under capital lease [NOTE 11]                       23,902                 --
---------------------------------------------------------------------------------------------------
                                                                       744,839              8,940
===================================================================================================

10.  INCOME TAXES

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The source of temporary differences in operations and the related deferred income tax amounts are as follows:


                                                                          2000               1999
                                                                            $                  $
---------------------------------------------------------------------------------------------------
Deferred tax asset:
   Capitalized start-up expenditures                                   595,000              3,500
Valuation allowances                                                  (595,000)            (3,500)
---------------------------------------------------------------------------------------------------
Total deferred tax assets                                                   --                 --
===================================================================================================

At February 29, 2000, the Company had $1,700,000 capitalized start-up expenditures. These expenditures are deductible for tax purposes over a period of 5 years commencing in the month that Healthnet International Inc. commences an active trade or business.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 29, 2000

11.  CAPITAL LEASE OBLIGATIONS

At February 29, 2000, the Company had entered into capital lease for equipment. The future payments for the 12 months ended February 28 are:

                                                                                              $
---------------------------------------------------------------------------------------------------
2001                                                                                       28,549
2002                                                                                       21,400
---------------------------------------------------------------------------------------------------
Total minimum lease payments                                                               49,949
Less amounts representing interest at rates varying from 11% to 15%                         5,892
---------------------------------------------------------------------------------------------------
Present value of minimum lease payments                                                    44,057
Current portion of capital lease obligations                                               23,902
---------------------------------------------------------------------------------------------------
Long-term portion of capital lease obligations                                             20,155
===================================================================================================

One of the equipment leases requires the Company to pledge term deposit for $17,000 [note 4]. The term deposit will be returned upon the expiry of the lease and is non-interest bearing.

12.  NOTES PAYABLE

Notes payable comprise and are due to:

                                                                      RATE OF              2000
                                            DUE DATE                 INTEREST                $
---------------------------------------------------------------------------------------------------
Notes payable                               May 30, 2001                5%              2,000,000
===================================================================================================

The notes payable are unsecured. During the year, the Company incurred $42,478 of interest which is due within the next twelve months. Management believes the fair value of the note approximates its carrying value.

From March 1, 2000 to May 8, 2000, the Company received a further $1.055 million in the form of promissory notes. Interest is payable at 5% per annum and the interest is repayable on May 31, 2001.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 29, 2000

13.  SHARE CAPITAL

AUTHORIZED
    100,000,000  Common shares, no par value
     50,000,000  Preferred shares, no par value

[a]  STOCK OPTIONS

     On February 9, 1999, the Board of Directors approved a stock option plan, which authorized the issuance of up to 1,000,000 options to employees, directors, and consultants of the Company and its subsidiaries at an exercise price of $0.75. On October 15, 1999, the Board of Directors authorized the issuance of up to 200,000 additional options at an exercise price of $0.75. The options expire on December 31, 2009. During fiscal 2000, 524,300 options were granted to employees, 200,000 options were granted to directors and 146,250 options were granted to consultants.

     Options issued to employees and consultants generally vest straight-line on a monthly basis over two years while options issued to directors vest one-quarter immediately and one-quarter for each half year thereafter. As at February 29, 2000, 1,200,000 shares were reserved for issuance pursuant to the exercise of options. As at February 29, 2000, 329,450 options were available to be granted.

     At the time of granting options, the Company's shares were not yet publicly trading. The Company has recognized compensation expense in 2000 of $2,210 for the granting of some of the options in accordance with APB 25. The Company has recognized compensation expense of $14,421 in 2000 for the granting of 146,250 options to consultants in accordance with SFAS123.

     A summary of the Company's stock option activity and related information follows:


                                                2000                             1999
                                   ---------------------------------  -----------------------------
                                                        WEIGHTED                          WEIGHTED
                                    OPTIONS             AVERAGE         OPTIONS            AVERAGE
                                        #            EXERCISE PRICE        #           EXERCISE PRICE
-----------------------------------------------------------------------------------------------------

     Outstanding at March 1               --              --                  --               --
     Granted                         870,550              $0.86               --               --
     Exercised                       (11,375)             $0.75               --               --
     Forfeited                       (13,350)             $0.75               --               --
-----------------------------------------------------------------------------------------------------
     Outstanding at February 29      845,825              $0.86               --               --
=====================================================================================================

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 29, 2000

13.  SHARE CAPITAL (CONT'D.)

     At February 29, 2000, options outstanding were as follows:


                                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                           ------------------------------------------   --------------------------
                                         WEIGHTED AVERAGE
                                            REMAINING       WEIGHTED                       WEIGHTED
                            OPTIONS      CONTRACTUAL LIFE   AVERAGE        OPTIONS          AVERAGE
RANGE OF EXERCISE PRICES       #             (YEARS)     EXERCISE PRICE       #         EXERCISE PRICE
------------------------------------------------------------------------------------------------------
     $0.75                   773,325            9.83         $0.75          413,019         $0.75
     $2.00                    70,000            9.83         $2.00           52,500         $2.00
     $3.75                     2,500            9.83         $3.75              417         $3.75
------------------------------------------------------------------------------------------------------
     $0.75 - $3.75           845,825            9.83         $0.86          465,936         $0.89
======================================================================================================

[b]  ACCOUNTING FOR STOCK BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS123, Accounting for "Stock-Based Compensation" for stock based awards to employees and directors. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                          2000               1999
                                                                            $                  $
---------------------------------------------------------------------------------------------------
     Net income (loss) as reported                                 (1,803,818)                 --
     Pro forma net income (loss) under FAS 123                     (1,910,484)                 --
     Net income (loss) per share - basic, as reported                   (0.17)                 --
     Pro forma net income (loss) per share - basic, under FAS 123       (0.18)                 --
===================================================================================================

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 29, 2000

13.  SHARE CAPITAL (CONT'D.)

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model discounted for lack of liquidity with the following weighted-average assumptions:
                                               2000               1999
                                                 $                  $
-------------------------------------------------------------------------

     Dividend yield                              0%                 --
     Expected volatility                         0%                 --
     Risk-free interest rate                   5.5%                 --
     Expected lives                         8 YEARS                 --
=========================================================================

     The weighted average fair value per share of stock options granted during fiscal 2000 is $0.28. A volatility of 0.01% was used as the Company was not publicly traded during the time that options were granted.


14.  COMMITMENTS

[i] At February 29, 2000, the Company has entered into commitments for leases for premises. The future payments for the 12 months ended February 28 are:
                                                                   $
-------------------------------------------------------------------------

     2001                                                       101,870
     2002                                                        91,779
     2003                                                        15,712
-------------------------------------------------------------------------
                                                                209,361
=========================================================================

     Rent expense for the year ended February 29, 2000 was $68,852.

[ii] The Company has signed an agreement with a company which publishes and distributes a health related database. The agreement allows the Company and its customers to use the database. The Company is committed to pay a further $40,000 in the next year in connection with this agreement.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 29, 2000

14.  COMMITMENTS (CONT'D.)

[iii]The Company has a one year agreement expiring in September 2000 with an Internet Service Provider (ISP) based in the United Kingdom to jointly develop usage on co-branded web pages. The Company is committed to paying $8,000 per month. Furthermore, the Company is required to remit to the ISP, 20% of all revenues generated by traffic originating from the ISP up to $16,000 per month (based on $40,000 of sales). Once the $16,000 threshold is met, the fixed monthly payment ($8,000) is reduced by $0.80 for every $1.60 in sales over $40,000 per month.

[iv] The Company has entered into an agreement with a company to receive public relations counsel for $10,000 cash per month.

[v] The Company has entered into an agreement with a company which provides marketing services to the Company. The Company is committed to paying the greater of $2,000 per month or 2% of monthly net sales generated through marketing services provided to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Directors and Executive Officers of the Company as of February 29, 2000 are as follows:

Name                      Age                  Title
----                      ---                  -----
Grant Johnson             40                   CEO/President/Director
S. Ross Johnson           71                   Director/Chair of Board
Raymond G. Harris         70                   Director
Hartland M. MacDougall    69                   Director
Dr. R. Dean Linden        44                   Director
Roger Johnson             63                   Director
Richard Painter           52                   Director
Bret Conkin               36                   Chief Operating Officer
Joseph Harkins            39                   Chief Financial Officer

All directors have been elected to serve until their successor is duly elected and qualifies.

       Mr. Grant R. Johnson has been appointed as the Director, President, and Chief Executive Officer of the Company since its inception in January 1999. Mr. Johnson also serves on the Compensation Committee of the Company. From 1997 to 1999, Mr. Johnson served as the Vice President of Corporate Development of Softec Systems Inc. From 1995 to 1997, Mr. Johnson was the President of G & J Sales Consulting, an independent sales consulting company based in Toronto, Canada. From 1994 to 1996, Mr. Johnson owned and operated Cable Direct Satellite Sales & Service, an electronics company.

      Mr. S. Ross Johnson was appointed as a director and Chairman of the Board since the Company's inception in January, 1999. From 1995 to present, Ross Johnson has been involved with Section Testing as the President of People Count Inc. Also, over the past five years Mr. Johnson has been involved in three other directorships. The first two on which he currently serves as a director are World Earth Day and the Board of Advisors at the Scarborough Campus of the University of Toronto. The third one was a directorship on Board of Advisors of Stokes Seed, on which Mr. Johnson served from 1989 to 1996.

       Mr. Raymond G. Harris was appointed as a Director of the Company in April, 1999. Mr. Harris is the Chairman of the Audit Committee and also serves on the Compensation Committee of the Company. Mr. Harris was a partner with Deloitte & Touche and its predecessor firms from 1955 until his retirement in 1992. In the latter years in the firm, he advanced through the positions of Edmonton Office Managing Partner, National Administrative Partner, Executive Director and finally, Chair of the Firm. From 1993 to 1996, Mr. Harris was resident in Beijing, managing a team of consultants providing advice to the Ministry of Finance of the People's Republic of China on a World Bank-financed project dealing with the establishment of a program of continuing professional education for Chinese Certified Public Accountants and the setting of accounting standards that meet the needs of China's socialist market. Mr. Harris is currently a financial consultant. Mr. Harris has served as a Director and as the Chairman of the Audit Committee of The Bank of China (Canada) since 1996. Since 1997, Mr. Harris has served as a Director and member of the Audit, Corporate Governance and Compensation Committees of Circuit World Corporation. From 1997 to 1999 he served as Chairman of the Audit Committee and since 1999 he has served as Chairman of the Board of Circuit World Corporation Mr. Harris served on the Collingwood General & Marine Hospital as a member of the Board of Trustees and Treasurer from 1998 - 1999. Since 1999, Mr. Harris has served as a Director, Chairman of the Audit Committee and member of the Compensation Committee of International Road Dynamics Inc. Mr. Harris also served a director of the Board and as Chairman of the Audit Committee of LEF McLean Bros. International Inc. from October 1996 until his resignation in March 1999.

       Mr. Hartland M. MacDougall was appointed as a director of the Company in April, 1999. Mr. MacDougall serves on both the Audit and Governance Committees of the Company. Mr. MacDougall was appointed a director of Conros Corporation (a private company) in late 1998 (this company was acquired by Great-West Insurance Company). Mr. MacDougall was appointed to the Board for London Insurance Group in March 1985 and served as the Deputy Chairman from 1985 - 1997. During this time he also served as an officer of London Insurance Group from 1984 to 1996. Mr. MacDougall was appointed to the Board of Trilon Financial Corporation in March of 1985 and served until November 1997 at which time he retired from the Board. Mr. MacDougall also served on the Board of International Murex Technologies Inc. (this company was acquired by Abbott Laboratories)from January of 1997 and resigned in April 1998.

       Dr. R. Dean Linden was appointed as a director of the Company in April, 1999. Mr. Linden also serves as the Chairman of the Medical Advisory Board and is a member of the Audit Committee of the Company. Since 1999, Dr. Linden serves as the Chairman of the Board, Chief Executive Officer and President of HealthChek.net., a specialized debt prevention and credit reporting company for health care providers. Dr. Linden was the Associate Professor of Neurosurgery at the University of Louisville from 1989 to 1999.

      Mr. Roger Johnson was appointed as a director of the Company in January, 2000. Mr. Johnson is also involved in two of the Company's committees, as the Chair of the Compensation Committee and also as a member of the Governance Committee. Mr. Johnson was the past Executive Vice President of Aid Association for Lutherans from 1997 until his retirement in March, 1999, and was the Chief Financial Officer and Treasurer of the Association from 1992 to 1997. There are three other directorships that Mr. Johnson is involved in: the first with Crane Engineering from 1992 to present; the second with Wisconsin Lutheran College from 1994 to present and the third with First Business bank of the Fox River Valley, from April, 1999 to present.

       Mr. Richard O. Painter was appointed as a director of the Company in February 4, 2000. Mr. Painter also the Chairman of the Compensation Committee. Mr. Painter was the President of Insurance and Financial Services at Prudential Life Insurance Company from December 1995 to his retirement in January 1999. Prior to this, Mr. Painter served as the Senior Vice President at New Your Life Insurance Company from June 1971 to November 1995. Mr. Painter has been involved in two other directorships over the past five years. The first directorship was with Prudential Property and Casualty from October 1996 to January 1999. The second was directorship with Prudential Services and Life Insurance from March 1996 to January 1999.

       Mr. G. Bret Conkin joined the Company in September 1999 as the Vice President of Marketing. In November 1999, Mr. Conkin's role changed to that of the Executive Vice President and he was appointed Chief Operating Officer in February, 2000. Prior to joining the Company, Mr. Conkin worked with Softec Systems Inc. as the Vice President of Marketing from December 1998 to August 1999. Previous to this, Mr. Conkin was employed with the B.C. Lottery Corporation from early 1992 through to November 1996 as the Products Manager, and from November 1996 to November 1998, and as an Advertising Manager from early 1992 to June 1995.

       Mr. Joseph Harkins joined the Company in July 1999 and was appointed Chief Financial Officer in November, 1999. Mr. Harkins was appointed and continues to act as President and Director of 502977 British Columbia Ltd. in August 1995. Mr. Harkins was also appointed and continues to act as a director of 554743 British Columbia Ltd. in December of 1997. Mr. Harkins was a Controller at C.B. Constantini from August 1994 to July 1995.

FAMILY RELATIONSHIPS.

      Chairman of the Board of Directors, Mr. Ross Johnson is the father of Director, President and Chief Executive Officer, Mr. Grant Johnson. Other than stated above, there are no other family relationships among directors, Executive officers or other persons nominated or chosen by the Company to become officers or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

      The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended February 29, 2000 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the compensation paid to the Chief Executive Officer, for all services rendered in all capacities to the Company, for the fiscal year ended 29 February 2000:

                           SUMMARY COMPENSATION TABLE

                                                               Long Term Compensation
                                                 ---------------------------------------------------
                        Annual Compensation             Awards                         Payouts
                      -------------------------- ------------------------        -------------------
                                       Other     Restricted    Securities
Name &                                Annual      Stock        Underlying         LTIP         Other
Principal             Salary  Bonus  Compensation  Award      Options/SAR        Payouts
Position    Year      ($)      ($)       ($)       ($)            (#)             ($)          ($)
--------    ----      ---      ---       ---       ---            ---             ---          ---
Grant       1999        --      --       --         --              --            --            --
 Johnson,
Chief       2000     59,849     --       --         --          200,000           --            --
 Executive
 Officer


Option Grants in Last Fiscal Year. The following table sets forth each stock option grant made during fiscal 2000 to the Chief Executive Officer named in the Summary Compensation Table above:

                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                     Individual Grants

         Number of Securities    # of Total Options/SARs    Exercise or
         Underlying Options/     Granted to Employees in     Base Price   Expiration
Name     SARs Granted (#)           Fiscal Year                ($/Sh)         Date
----     ----------------           -----------                ------         ----
Grant    200,000                   38%                       $0.75      December 31, 2009
 Johnson


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values. The following table sets forth, for the Chief Executive Officer named in the Summary Compensation Table above, stock options exercised during fiscal 2000 and the fiscal year-end value of unexercised options:

  AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR & FY-END OPTION/SAR VALUES


                                Number of Securities Underlying   Value of Unexercised
       Shares        Value      Unexercised Options/SARs at       In-the-money Options/
       Acquired on   Realized   FY-End (#)                        SARs at FY-End ($)
Name   Exercise (#)   ($)       Exercisable/Unexercisable         Exercisable/Unexercisable
----   ------------   ---       -------------------------         -------------------------
Grant    --            --           150,000/50,000                  $469,500/$156,500
 Johnson


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information, as of May 17, 2000, with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the Company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

Name and Address               Amount and nature       Approximate Percentage of
Of Beneficial Owner            of Beneficial Owner      Outstanding Common Stock
-------------------            -------------------      ------------------------

Grant Johnson                       2,650,000 (1)                    24.72%
(CEO/President/Director)
1521 Chartwell Drive
Vancouver, British Columbia
Canada, V7S 2R9

S. Ross Johnson                       537,500 (2)                     5.07%
Director/Chair of Board
1312 Cleaver Drive
Oakville, Ontario
Canada L6J 1W4

Raymond G. Harris                     137,500 (3)                     1.30%
Director
116 Bartlett Blvd.
Princeton Shores
P.O. Box 3331, RR #3
Collingwood, Ontario
Canada, L9Y 3Z2

Hartland M. MacDougall                137,500 (4)                     1.30%
Director
Suite 2360, 100 King St. W.
Toronto, Ontario
Canada, M5X 1C7

Dr. R. Dean Linden                    137,500 (5)                     1.30%
Director
5413 Pueblo Road
Louisville, Kentucky
U.S.A. 40207

Roger Johnson                          37,500 (6)                     0.35%
Director
177 Pine Court
Appleton, Wisconsin
U.S.A. 54914

Richard O. Painter                     37,500 (7)                     0.35%
Director
134 Mosslane
Madison, Mississippi
U.S.A. 39110

All current directors and           3,737,500 (8)                    33.96%
executive officers as a group
(9 persons)

(1) The Grant Johnson Family Trust, of which Grant Johnson is a beneficiary, enjoys legal ownership of 2,500,000 of said securities. Includes 150,000 shares subject to options exercisable within 60 days after May 17, 2000 at an exercise price of $0.75 per share.

(2) The S. Ross Johnson Family Trust, of which Ross Johnson is a beneficiary, enjoys legal ownership of 500,000 of said securities. Includes 37,500 shares subject to options exercisable within 60 days after May 17, 2000 at an exercise price of $0.75 per share.

(3) Cede & Co., of which Raymond G. Harris is a beneficiary, enjoys legal ownership of 100,000 of said securities. Includes 37,500 shares subject to options exercisable within 60 days after May 17, 2000 at an exercise price of $0.75 per share.

(4) Goodwood International Holdings Inc., of which Hartland MacDougall is an owner, enjoys legal ownership of 100,000 of said securities. Includes 37,500 shares subject to options exercisable within 60 days after May 17, 2000 at an exercise price of $0.75 per share.

(5) Includes 37,500 shares subject to options exercisable within 60 days after May 17, 2000 at an exercise price of $0.75 per share.

(6) 37,500 shares subject to options exercisable within 60 days after May 17, 2000 at an exercise price of $3.50 per share.

(7) 37,500 shares subject to options exercisable within 60 days after May 17, 2000 at an exercise price of $3.50 per share.

(8) Includes 437,500 shares subject to options exercisable within 60 days after May 17, 2000 held by all current directors and executive officers.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits and Index of Exhibits (all exhibits except as otherwise noted are incorporated by reference; Exhibit 3.1 and 3.2 were filed as exhibits to the Company's September 03, 1999 amended Form 10-SB.).

No. 1    Description

3.1    Articles of Incorporation.
3.2    By-laws of the Company.
21.1*  Subsidiaries of the Company
23.1*  Consent of Ernst & Young LLP.
27.1*  Financial Statements
        Report of Independent Accountants
        Consolidated Balance Sheet - February 29, 2000
        Consolidated Statements of Income (Loss) and Retained Earnings
          (Deficit) - February 29, 2000
        Consolidated Statements of Shareholders' Equity (Deficiency) - February
          29, 2000 Consolidated Statements of Cash Flows - February 29, 2000 Notes to Consolidated Financial Statements - February 29, 2000
---------------
*      filed herewith

(b)    Reports on Form 8-K. None.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Healthnet International Inc.
----------------------------
 (Registrant)

SIGNATURES

By /s/ Grant R. Johnson                            /s/ G. Bret Conkin
   ------------------------                        -----------------------
Grant R. Johnson, President                        G. Bret Conkin
and Chief Executive Officer                        Chief Operating Officer

Date   June 12, 2000                               June 12, 2000
       --------------                              -------------

By /s/ Joseph Harkins
   --------------------
Joseph Harkins
Chief Financial Officer

Date   June 12, 2000
       -------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/ S. Ross Johnson                             /s/ Raymond G. Harris
   -------------------------                       ---------------------------
S. Ross Johnson, Chairman of                       Raymond G. Harris, Director
the Board of Directors

Date   June 12, 2000                               June 12, 2000
       -------------                               -------------

By /s/ Hartland M. MacDougall                      /s/ Dr. R. Dean Linden
   -----------------------------                   ----------------------------
Hartland M. MacDougall, Director                   Dr. R. Dean Linden, Director

Date   June 12, 2000                               June 12, 2000
       -------------                               -------------

By /s/ Roger Johnson                               /s/ Richard O. Painter
   --------------------                            ----------------------------
Roger Johnson, Director                            Richard O. Painter, Director

Date   June 12, 2000                               June 12, 2000
       -------------                               -------------

By /s/ Grant R. Johnson
   -----------------------
Grant R. Johnson, Director

Date   June 12, 2000
       -------------