Form 10QSB
period 2000-05-31
HEALTHNET INTERNATIONAL INC
filed 2000-07-11
CIK 1081067

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:     May 31, 2000

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

As of May 31, 2000, the registrant had 10,568,463 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);

         YES                        NO          X
              ----------                    ----------

Part I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  FINANCIAL STATEMENTS

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)


                           CONSOLIDATED BALANCE SHEETS
                           (IN UNITED STATES DOLLARS)

                                                                         AS AT            AS AT
                                                                         MAY 31,      FEBRUARY 29,
                                                                         2000              2000
                                                                           $                 $
--------------------------------------------------------------------------------------------------

ASSETS
CURRENT
Cash and cash equivalents                                                3,046             50,901
Restricted cash [NOTE 4]                                                33,205             17,000
Accounts receivable [NOTE 5]                                            68,643             63,091
Prepaid expenses and deposits [NOTE 6]                                  36,772             52,698
--------------------------------------------------------------------------------------------------
                                                                       141,666            183,690
Capital assets (net) [NOTE 7]                                          854,487            781,125
OTHER ASSETS
Goodwill [NOTE 8]                                                      166,483            190,266
--------------------------------------------------------------------------------------------------
                                                                     1,162,636          1,155,081
==================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Notes payable [NOTE 11]                                              3,152,000                 --
Accounts payable and accrued liabilities [NOTE 9]                      687,776            744,839
Amount due for business combination                                     66,410             69,022
--------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            3,906,186            813,861

LONG-TERM
Notes payable [NOTE 11]                                                     --          2,000,000
Obligation under capital lease [NOTE 10]                                29,910             20,155
Commitments [NOTE 12]
SHAREHOLDERS' EQUITY (DEFICIENCY)
Share capital
   Preferred shares, 50,000,000 authorized, no par value
   Common shares, 100,000,000 authorized, no par value,
   10,568,463 issued and outstanding [February 29, 2000 - 10,536,251]  142,694            118,535
   Additional paid-in capital                                           28,278             16,631
Deficit accumulated                                                 (2,944,432)        (1,814,101)
--------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                             (2,773,460)        (1,678,935)
--------------------------------------------------------------------------------------------------
                                                                     1,162,636          1,155,081
==================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF
                                     LOSS AND COMPREHENSIVE LOSS
                                     (IN UNITED STATES DOLLARS)

                                                                              FOR THE PERIOD FROM
                                               FOR THE THREE MONTHS ENDED       INCORPORATION ON
                                                         MAY 31                JANUARY 21, 1999 TO
                                                 2000                1999        MAY 31, 2000
                                                   $                   $                $
--------------------------------------------------------------------------------------------------
Initial software license revenue                 51,500                 --           51,500
Web site development and hosting revenue         42,723                 --           42,723
Product sales revenue                             2,729                 --            2,729
Cost of product sales                            (1,775)                --           (1,775)
--------------------------------------------------------------------------------------------------
                                                 95,177                 --           95,177

EXPENSES
Salaries and benefits                           489,853             18,587        1,088,375
Advertising, marketing and promotion            255,976                 --          639,995
General and administrative                      286,691             18,751          655,426
Amortization                                    152,630             13,855          326,391
Accounting and professional fees                 40,041              7,563          181,091
Foreign exchange                                    317              1,402           10,732
Incorporation costs                                  --                572            2,441
Loss on writedown of capital assets                  --                 --          135,158
--------------------------------------------------------------------------------------------------
                                              1,225,508             60,730        3,039,609
--------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD   (1,130,331)           (60,730)      (2,944,432)
==================================================================================================

LOSS PER COMMON SHARE                             (0.11)             (0.01)
==================================================================================================

Weighted average shares outstanding          10,557,447         10,500,000
==================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF
                                  SHAREHOLDERS' EQUITY (DEFICIENCY)
                                     (IN UNITED STATES DOLLARS)

                                                  COMMON STOCK           ADDITIONAL        DEFICIT
                                         ---------------------------       PAID-IN    ACCUMULATED IN THE
                                            SHARES           AMOUNT        CAPITAL    DEVELOPMENT STAGE
                                               #                $             $               $
-------------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 29, 2000               10,536,251        118,535          16,631     (1,814,101)
Stock options exercised                      32,212         24,159              --             --
Compensatory stock options                       --             --          11,647             --
Loss and comprehensive loss for
   the 3 months ended May 31, 2000               --             --              --     (1,130,331)
-------------------------------------------------------------------------------------------------------
BALANCE, MAY 31, 2000                    10,568,463        142,694          28,278     (2,944,432)
=======================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (IN UNITED STATES DOLLARS)

                                                                                     FOR THE PERIOD FROM
                                                      FOR THE THREE MONTHS ENDED     INCORPORATION ON
                                                                MAY 31,              JANUARY 21, 1999 TO
                                                        2000                1999     MAY 31, 2000
                                                         $                   $               $
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                  (1,130,331)           (60,730)      (2,944,432)
Adjustment to reconcile loss to net cash used in
   operating activities
   Amortization                                         152,630             13,855          326,391
   Loss on disposal of fixed assets                                                         135,158
   Share option compensation expense                     11,647                 --           28,278
   Accrued interest on notes payable                     35,979                 --           78,457
Changes in current assets and liabilities
   Increase in restricted cash                          (16,205)                --          (33,205)
   Increase in accounts receivable                       (5,552)            (7,229)         (29,010)
   Increase in prepaid expenses and deposits             15,926             (4,826)         (37,553)
   Increase in accounts payable and accrued              (1,574)             9,493          279,688
    liabilities
----------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                      (937,480)           (49,437)      (2,196,228)
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to fixed assets                              (277,911)          (258,627)      (1,001,931)
Cash acquired from business combination                                                      19,806
----------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                      (277,911)          (258,627)        (982,125)
----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes payable                             1,152,000            500,000        3,152,000
Issuance of share capital for cash                       24,159                 --           43,190
Principal repayments under capital lease obligations     (8,623)                --          (13,791)
---------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                 1,167,536            500,000        3,181,399
---------------------------------------------------------------------------------------------------

INCREASE IN CASH DURING THE PERIOD                      (47,855)           191,936            3,046
Cash, beginning of period                                50,901              9,157               --
---------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                       3,046            201,093            3,046
===================================================================================================

SUPPLEMENTAL INFORMATION
Interest paid                                             2,695                 --            4,825
===================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

May 31, 2000

1.  NATURE OF BUSINESS

Healthnet International Inc. (the "Company") was incorporated on January 21, 1999 in the State of Colorado.

The Company is an online retailer of complementary medicine products, commonly known as the VSM (vitamins, supplements, minerals) sector. The Company's online stores, medicinecabinet.com and medicinecabinet.co.uk, offer broad selection, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. Last year, the Company diversified its activities, adding a second product line called eHealthstores. This is a complete web site package targeted at traditional retailers who wish to establish a comprehensive web presence but lack the resources to build an in-house infrastructure. By sub-licensing its existing technologies and integrating customer features unique to each client, and then hosting and maintaining each client web site, ehealthstores effectively enables independent and regional retailers to offer Internet services including ecommerce which were previously available to much bigger organizations.

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

On February 29, 2000, the Company acquired Varcom Internet Communications and Commerce Solutions Inc. (VARCOM). The company provides web site design and development services. VARCOM subsequently changed its company's name to Nject in June 2000.


2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

The balance sheet at February 29,2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended February 29,2000

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)


3.  SIGNIFICANT NEW ACCOUNTING POLICIES

Revenue recognition

Initial software license fees relating to web site development are recognized as revenue when the web site becomes operational. Before the revenues are recognized, deposits from licensees are recorded as liabilities.

Website design and development fees are billed and recognized as revenue in accordance with the percentage of completion method. Web hosting revenue is recognized over the period the services are provided.

Product sales revenue is recognized when the product is shipped.


Recent accounting pronouncements

The United States Securities and Exchange Commission has issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" (SAB 101). Application of this pronouncement has been deferred until October 1, 2000. The Company has not yet determined the impact of SAB 101 on its consolidated financial statements and its revenue recognition policies.


4.  RESTRICTED CASH

                                                     May 31,        February 29,
                                                      2000                 2000
                                                        $                    $
--------------------------------------------------------------------------------
Term deposits                                        33,205             17,000
--------------------------------------------------------------------------------
                                                     33,205             17,000
================================================================================

The above term deposits are held by Canadian Western Bank and Canadian Imperial Bank of Commerce as securities for computer leases [note 10].


5.  ACCOUNTS RECEIVABLE
                                                     May 31,        February 29,
                                                       2000                2000
                                                        $                    $
--------------------------------------------------------------------------------
Amounts due from trade customers                     15,356             38,456
Other                                                18,783              9,475
GST receivable                                       34,504             15,160
Less:  allowance for bad debts                           --                 --
--------------------------------------------------------------------------------
                                                     68,643             63,091
================================================================================


6.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits comprise:
                                                      May 31,       February 29,
                                                       2000                2000
                                                        $                    $
--------------------------------------------------------------------------------
Equipment lease deposits                              3,131              1,582
Deposits paid to suppliers on portions of work
completed                                                --              6,337
Deposits held by merchant bank                       16,400             16,400
Other                                                 8,363             10,185
Prepaid expenses                                      8,878             18,194
--------------------------------------------------------------------------------
                                                     36,772             52,698
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

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
May 31, 2000

7.  CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation and comprise:

                                                                     ACCUMULATED         NET BOOK
                                                      COST          DEPRECIATION           VALUE
                                                        $                 $                  $
---------------------------------------------------------------------------------------------------

May 31, 2000
Computer hardware and equipment                      110,138            18,976             91,162
Computer hardware under capital leases                85,698            11,892             73,806
Furniture and fixtures                                83,654             7,285             76,369
Computer software                                    788,709           181,809            606,900
Domain name                                           10,000             3,750              6,250
---------------------------------------------------------------------------------------------------
                                                   1,078,199           223,712            854,487
===================================================================================================

February 29, 2000
Computer hardware and equipment                      111,516             3,892            107,624
Computer hardware under capital leases                49,165             2,654             46,511
Furniture and fixtures                                75,172             2,598             72,574
Computer software                                    630,136            83,220            546,916
Domain name                                           10,000             2,500              7,500
---------------------------------------------------------------------------------------------------
                                                     875,989            94,864            781,125
===================================================================================================


8.  GOODWILL


                                                                         May 31,       February 29,
                                                                          2000               2000
                                                                            $                  $
---------------------------------------------------------------------------------------------------

Goodwill (net of accumulated amortization of $23,783
 as at May 31, 2000)                                                   166,483             190,266
---------------------------------------------------------------------------------------------------
                                                                       166,483             190,266
===================================================================================================

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
May 31, 2000

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise:


                                                                         May 31,       February 29,
                                                                          2000               2000
                                                                            $                  $
---------------------------------------------------------------------------------------------------
Trade payable                                                          326,640            310,912
Interest payable [NOTE 11]                                              78,457             42,478
Due to database supplier [NOTE 12 (ii)]                                 40,000             60,000
Accrued expenses for capital asset purchases                           204,435            307,547
Current obligations under capital lease [NOTE 10]                       38,244             23,902
---------------------------------------------------------------------------------------------------
                                                                       687,776            744,839
===================================================================================================

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
May 31, 2000

10.  CAPITAL LEASE OBLIGATIONS

At May 31, 2000, the Company had entered into capital lease for equipment. The future payments are:

                                                                                              $
---------------------------------------------------------------------------------------------------
Nine months ended, February 28, 2001                                                       34,434
Year ended, 2002                                                                           39,904
Year ended, 2003                                                                            4,818
---------------------------------------------------------------------------------------------------
Total minimum lease payments                                                               79,156
Less amounts representing interest at rates varying from 11% to 20%                        11,002
---------------------------------------------------------------------------------------------------
Present value of minimum lease payments                                                    68,154
Current portion of capital lease obligations                                               38,244
---------------------------------------------------------------------------------------------------
Long-term portion of capital lease obligations                                             29,910
===================================================================================================

Two of the equipment leases require the Company to pledge term deposits for a total of $33,205 [note 4]. The term deposits will be returned upon the expiry of the lease and are non-interest bearing.

11.  NOTES PAYABLE

Notes payable comprise and are due to:

                                                                      May 31,       February 29,
                                                  RATE OF              2000               2000
                        DUE DATE                 INTEREST                $                  $
---------------------------------------------------------------------------------------------------
Notes payable          May 31, 2001                5%              3,152,000          2,000,000
 ===================================================================================================

The notes payable are unsecured. During the period, the Company incurred $35,979 of interest which is due within the next twelve months. Management believes the fair value of the note approximates its carrying value.

>From June 1, 2000 to June 29, 2000, the Company received a further $224,250 in the form of promissory notes. Interest is payable at 5% per annum and the interest is repayable on May 31, 2001.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
May 31, 2000


12.  COMMITMENTS

         [i] At May 31, 2000, the Company has entered into commitments for leases of premises. The future payments are:

                                                                   $
-------------------------------------------------------------------------

     Nine months ended February 28 2001                          64,068
     Year ended 2002                                             88,487
     Year ended 2003                                             15,148
-------------------------------------------------------------------------
                                                                167,703
=========================================================================

     Rent expense for the quarter ended May 31, 2000 was $35,693.

         [ii] The Company has signed an agreement with a company which publishes and distributes a health related database. The agreement allows the Company and its customers to use the database. The Company is committed to pay a further $40,000 in the next year in connection with this agreement.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
May 31, 2000

12.  COMMITMENTS (CONT'D.)

         [iii] The Company has a one year agreement expiring in September 2000 with an Internet Service Provider (ISP) based in the United Kingdom to jointly develop usage on co-branded web pages. The Company is committed to paying $8,000 per month. Furthermore, the Company is required to remit to the ISP, 20% of all revenues generated by traffic originating from the ISP up to a fixed and variable total of $16,000 per month. Once the $16,000 threshold is met, the fixed monthly payment ($8,000) is reduced by $0.80 for every $1.60 in sales over $40,000 per month.

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

         [vi] The Company has entered into an investor relations agreement with a company which provides internet marketing and information services. The Company is committed to paying $4,000 per month starting June 2000 for a period of six months.

         [vii] The Company acquired Nject (formerly known as VARCOM) on February 29, 2000. There is contingent consideration associated with this acquisition.

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

Item 2.   MANAGEMENT DISCUSSION AND ANALYSIS
          (All figures are in US dollars)


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

General
-------

The Company's current plan of operation is to derive its revenues from the sale of health related products via the Internet. Additional revenues are expected to be generated through software licensing, website development services, major sponsorships on the Company's websites, and internet marketing services. The Company launched a portion of its website, www.medicinecabinet.com, on September 13, 1999, providing health related information to viewers, including an encyclopedia, an on-line health magazine and other interactive aspects for members. On February 2, 2000, the Company announced that it had licensed its website technology to Seattle Super Supplements, a retail chain of stores in the Seattle area. The website was substantially completed and revenues were generated through software licensing fees in April 2000. This prototype license is comprised of a complete e-commerce website with extensive health information and content, and full customer support. The Company intends to license several more websites in the current fiscal year.

It is anticipated that the Internet will continue to become a more effective medium and that the market opportunities for the Company are expected to continue to expand. This tremendous growth is expected to also attract many potential new competitors. In order to maintain sales growth, the Company intends to expand the content and to improve the services on its Internet web site, employ additional staff at a moderate level to cope with its expansion, as well as researching and developing other projects that are expected to utilize its existing facilities and expertise.


RESULTS OF OPERATIONS
---------------------
During the quarter the Company began generating revenues which were insubstantial as at May 31, 2000. License agreements were signed with several natural products retailers which generated one-time web site development revenues. Once these sites are launched and marketed, which is anticipated to take place in the next quarter, these web sites are intended to generate recurring e-commerce (product sales) revenues. The company intends to enter into similar license agreements over the next few years, which will also generate recurring e-commerce revenues. As product sales begin to represent a greater proportion of gross revenues, the Company expects its gross margins to be reduced. The Company cautions readers that the future magnitude of these revenue streams is uncertain due to the fact that both Healthnet and the Internet itself are in their early stages at this time.

Losses for the first fiscal quarter ended May 31, 2000 amounted to $1,130,331. Expenses during the period increased to $1,225,508 from $897,324 in the prior quarter as a result of continued development of the Company's websites, the launch of the eHealthstores product line, the addition of Varcom Internet Communications and Commerce Solutions Inc. and the corresponding human resources required. The Company anticipates that this development will continue to require moderate increases in staff levels, technology, office space and marketing expenditures.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company secured approximately $1,152,000 US through debt financing during the Quarter and $24,159 from the issuance of common shares under the Company's stock option plan. Cash flow used in operations for the three months ended May 31, 2000 was $937,480. It is expected that revenues from natural product sales should commence shortly after the launch of the online stores in the next fiscal quarter, and that further license revenues will be generated in the foreseeable future. No assurance can be given that revenues from sales will initially meet expenses and as such, the Company may finance operations through existing and additional debt financing from arm's length private lenders until such time as revenues from sales meet or exceed expenses. In addition, the Company may consider raising additional equity financing through the sale of common stock of the Company through private placements to sophisticated investors. The combination of expected revenues and additional debt and/or equity financing is intended to provide the Company with sufficient operating capital for a period of approximately two years.

The $277,912 used in investing activities consisted primarily of computer technologies.

Net cash on hand at May 31, 2000 decreased to $3,046 from $50,901 at February 29, 2000. Subsequent to the quarter end, to June 30, 2000, the Company received a further $224,250 in debt financing.

Part II  - OTHER INFORMATION
-----------------------------


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


HEALTHNET INTERNATIONAL INC.
(Registrant)

Date:    July 11, 2000                       /s/      GRANT JOHNSON
                                            ------------------------------------
                                            Grant R. Johnson
                                            President and CEO


Date:    July 11, 2000                      /s/      JOSEPH HARKINS
                                            ------------------------------------
                                            Joseph Harkins
                                            Chief Financial Officer