Form 10QSB
period 2000-08-31
HEALTHNET INTERNATIONAL INC
filed 2000-10-25
CIK 1081067

                                  FORM 10-QSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:     August 31, 2000

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

As of August 31, 2000, the registrant had 10,574,563 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);

         YES                        NO          X
              ----------                    ----------

Part I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  FINANCIAL STATEMENTS



HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                           (IN UNITED STATES DOLLARS)

                                                                         AS AT            AS AT
                                                                       August 31,      FEBRUARY 29,
                                                                         2000              2000
                                                                           $                 $
---------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                              16,167               50,901
Restricted cash [NOTE 4]                                               52,815               17,000
Accounts receivable [NOTE 5]                                          106,508               63,091
Prepaid expenses and deposits [NOTE 6]                                 27,489               52,698
---------------------------------------------------------------------------------------------------
                                                                      202,979              183,690
Capital assets (net) [NOTE 7]                                         895,181              781,125
OTHER ASSETS
Goodwill [NOTE 8]                                                     142,700              190,266
---------------------------------------------------------------------------------------------------
                                                                    1,240,860            1,155,081
===================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Notes payable [NOTE 11]                                             3,908,947                 --
Accounts payable and accrued liabilities [NOTE 9]                   1,152,303              744,839
Amount due for business combination                                     --                  69,022
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           5,061,250              813,861

LONG-TERM
Notes payable [NOTE 11]                                                 --               2,000,000
Obligation under capital lease [NOTE 10]                               20,992               20,155
Commitments [NOTE 12]
SHAREHOLDERS' DEFICIENCY
Share capital
   Preferred shares, 50,000,000 authorized, no par value
   Common shares, 100,000,000 authorized, no par value,
   10,574,563 issued and outstanding [February 29, 2000 - 10,536,251]  147,269             118,535
   Additional paid-in capital                                           39,924              16,631
Deficit accumulated                                                 (4,028,575)         (1,814,101)
---------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                             (3,841,382)         (1,678,935)
---------------------------------------------------------------------------------------------------
                                                                     1,240,860           1,155,081
===================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF
                                     LOSS AND COMPREHENSIVE LOSS
                                     (IN UNITED STATES DOLLARS)

                                               FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                      AUGUST 31                     AUGUST 31
                                                  2000          1999         2000          1999
                                                  $                $             $             $
-----------------------------------------------------------------------------------------------------
Web site development revenue                   142,419             --         236,642         --
Software license revenue                         8,750             --           8,750         --
Internet marketing revenue                      29,898             --          29,898         --
Product sales revenue                            4,471             --           7,200         --
Cost of product sales                           (2,865)            --          (4,640)        --
-----------------------------------------------------------------------------------------------------
                                               182,673             --         277,850         --
-----------------------------------------------------------------------------------------------------
EXPENSES
Salaries and benefits                          567,482          75,660      1,057,335      94,247
Advertising, marketing and promotion           196,726          35,505        452,702      30,976
General and administrative                     289,016          44,780        575,707      64,103
Amortization                                   172,290          41,475        324,920      55,330
Accounting and professional fees                34,644          40,199         74,685      47,762
Foreign exchange                                 4,573          (1,092)         4,890         310
Loss on writedown of capital assets              2,085             --           2,085         --
-----------------------------------------------------------------------------------------------------
                                             1,266,816         236,527      2,492,324     292,728
-----------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD  (1,084,143)       (236,527)    (2,214,474)   (292,728)
=====================================================================================================

LOSS PER COMMON SHARE                            (0.10)          (0.02)         (0.21)       (.03)
=====================================================================================================

Weighted average shares outstanding         10,571,300      10,500,000     10,556,917  10,500,000
=====================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF
                                      SHAREHOLDERS' DEFICIENCY
                                     (IN UNITED STATES DOLLARS)

                                                  COMMON STOCK           ADDITIONAL        DEFICIT
                                         ---------------------------       PAID-IN    ACCUMULATED IN THE
                                            SHARES           AMOUNT        CAPITAL    DEVELOPMENT STAGE
                                               #                $             $               $
-------------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 29, 2000               10,536,251        118,535          16,631       (1,814,101)
Stock options exercised                      38,312         28,734            --            --
Compensatory stock options                     --             --            23,293          --
Loss and comprehensive loss for
the 6 months ended August 31, 2000             --             --              --         (2,214,474)
-------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 2000                 10,574,563        147,269          39,924       (4,028,575)
=======================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (IN UNITED STATES DOLLARS)

                                                         FOR THE SIX MONTHS ENDED
                                                                  AUGUST 31,
                                                        2000                  1999
$                                                         $                     $
--------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                   (2,214,474)            (303,012)
Adjustment to reconcile loss to net cash used in
   operating activities
   Amortization                                          324,920               55,330
   Loss on writedown of fixed assets                       2,085                  --
   Share option compensation expense                      23,294                  --
Changes in current assets and liabilities
   Increase in restricted cash                           (35,815)                 --
   Increase in accounts receivable                       (43,417)              (8,442)
   Decrease in prepaid expenses and deposits              25,209              (79,462)
   Increase in accounts payable and accrued              338,442               39,053
    liabilities
---------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                     (1,579,756)            (296,533)
---------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to fixed assets                               (386,244)            (283,870)
---------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                       (386,244)            (283,870)
---------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes payable                              1,908,947
Issuance of share capital for cash                        21,482               10,500
Increase in capital leases, net of repayments                837                  --
---------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                  1,931,266              910,500
---------------------------------------------------------------------------------------

DECREASE IN CASH DURING THE PERIOD                        34,734              330,097
Cash, beginning of period                                 50,901                  --
---------------------------------------------------------------------------------------
CASH, END OF PERIOD                                       16,167              330,097
=======================================================================================

SUPPLEMENTAL INFORMATION
Interest paid                                              4,877                  --
=======================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

AUGUST 31, 2000

1.  Nature of Business

The Company has two business units, ehealthstores and nject. ehealthstores licenses applicable software, builds and maintains customized e-commerce Web sites for retailers and health care providers who wish to sell VMS products on the Internet. The second business unit, nject (formerly Varcom), provides Internet design, graphic and marketing services for clients. In addition, the Company's early prototype retail operations (medicinecabinet.com, medicinecabinet.co.uk) continue to operate as the research and development test bed and direct sales division.

Healthnet International Inc. is currently capitalizing on four burgeoning global industries: Health, E-commerce, Web design and Internet marketing. Through its ehealthstores business unit, Healthnet is a leading provider of comprehensive turnkey Web solutions and services to "brick & mortar" retailers, clubs and healthcare associations. By providing established brick & mortar health retailers with affordable, turnkey Internet sites, eHealthstores effectively converts these businesses into "click & mortar" hybrids - each with a built-in regional customer base and brand-name recognition. ehealthstores comprises two product lines: ehealthstores is our original, comprehensive Web solution, and ehealthstores express is a streamlined version for customers requiring less customization.

nject was launched to meet ehealthstores production needs and a growing demand for Web site design among partners, clients and other companies looking to expand their business onto the Internet.

Healthnet International Inc. has four wholly owned subsidiaries; Healthnet U.S.A. Inc., HNI Healthnet (Canada) Inc., Healthnet Europe Limited and nject.

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

On February 29, 2000, the Company acquired Varcom Internet Communications and Commerce Solutions Inc. (VARCOM). Varcom subsequently changed its company's name to Nject in June 2000.

As at August 31, 2000, the Company had a working capital deficit of $4,858,271. The Company's ability to continue its operations in the near term is uncertain and is dependent upon its ability to raise additional funds. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to raise such additional funds.

Management believes that the additional revenue to be generated from the increasing number of active "ehealthstore" clients and Web site design customers, together with additional debt and equity financing, will enable the Company to continue its operations. Additional debt financing of $264,734 has been received subsequent to the quarter end and prior to October 27, 2000 and further immediate debt financing and later equity financing is being planned. In addition, a private placement of $1,000,000 took place on October 24, 2000, the proceeds of which will be used to pay down debt and finance operations."

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
AUGUST 31, 2000

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

The balance sheet at February 29,2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended February 29, 2000.


3.  SIGNIFICANT NEW ACCOUNTING POLICIES

Revenue recognition

Initial fees relating to web site development are recognized as revenue when the web site becomes operational. Before the revenues are recognized, deposits from licensees are recorded as liabilities.

Website design and development fees are billed and recognized as revenue in accordance with the percentage of completion method. Web hosting revenue and software licence fees are recognized over the period the services are provided.

Product sales revenue is recognized when the product is shipped.


Recent accounting pronouncements

The United States Securities and Exchange Commission has issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" (SAB 101). Application of this pronouncement has been deferred until December 1, 2000. The Company has not yet determined the impact of SAB 101 on its consolidated financial statements and its revenue recognition policies.


4.  RESTRICTED CASH

                                                  August 31,        February 29,
                                                    2000                 2000
                                                      $                    $
--------------------------------------------------------------------------------
Term deposits                                      52,815               17,000
--------------------------------------------------------------------------------
                                                   52,815               17,000
================================================================================

The above term deposits are held by Canadian Western Bank and Canadian Imperial Bank of Commerce as security for computer leases [note 10].


5.  ACCOUNTS RECEIVABLE
                                                  August 31,        February 29,
                                                    2000                2000
                                                     $                    $
--------------------------------------------------------------------------------
Amounts due from trade customers                   55,391             38,456
Other                                                --                9,475
GST receivable                                     51,117             15,160
Less:  allowance for bad debts                       --                 --
--------------------------------------------------------------------------------
                                                  106,508             63,091
================================================================================

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
AUGUST 31, 2000

6.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits comprise:
                                                   August 31,       February 29,
                                                     2000                2000
                                                      $                    $
--------------------------------------------------------------------------------
Equipment lease deposits                            3,131              1,582
Deposits paid to suppliers on portions of work
completed                                           3,552              6,337
Deposits held by merchant bank                     16,400             16,400
Other                                                 --              10,185
Prepaid expenses                                    4,406             18,194
--------------------------------------------------------------------------------
                                                   27,489             52,698
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


7.  CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation and comprise:

                                                                     ACCUMULATED         NET BOOK
                                                      COST          DEPRECIATION           VALUE
                                                        $                 $                  $
---------------------------------------------------------------------------------------------------
August 31, 2000
Computer hardware and equipment                      207,895            18,976            188,919
Computer hardware under capital leases               129,122            13,973            115,149
Furniture and fixtures                               116,508             7,460            109,048
Computer software                                    798,708           321,643            477,065
Domain name                                           10,000             5,000              5,000
---------------------------------------------------------------------------------------------------
                                                   1,262,233           367,052            895,181
===================================================================================================

February 29, 2000
Computer hardware and equipment                      111,516             3,892            107,624
Computer hardware under capital leases                49,165             2,654             46,511
Furniture and fixtures                                75,172             2,598             72,574
Computer software                                    630,136            83,220            546,916
Domain name                                           10,000             2,500              7,500
---------------------------------------------------------------------------------------------------
                                                     875,989            94,864            781,125
===================================================================================================


8.  GOODWILL

                                                                   August 31,          February 29,
                                                                     2000                  2000
                                                                       $                     $
---------------------------------------------------------------------------------------------------

Goodwill (net of accumulated amortization of $47,566
 as at August 31, 2000)                                              142,700               190,266
---------------------------------------------------------------------------------------------------
                                                                     142,700               190,266
===================================================================================================

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
AUGUST 31, 2000

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise:


                                                                    August 31,       February 29,
                                                                      2000               2000
                                                                       $                  $
---------------------------------------------------------------------------------------------------
Trade payable                                                        805,866            310,912
Interest payable [NOTE 11]                                           122,588             42,478
Accrued expenses                                                     181,713             60,000
Accrued expenses for capital asset purchases                            --              307,547
Current obligations under capital lease [NOTE 10]                     35,340             23,902
Deposits for incomplete development work                               6,796               --
---------------------------------------------------------------------------------------------------
                                                                   1,152,303            744,839
===================================================================================================

10.  CAPITAL LEASE OBLIGATIONS

At August 31, 2000, the Company had entered into capital lease for equipment. The future payments are:

                                                                                             $
---------------------------------------------------------------------------------------------------
Six months ended, February 28, 2001                                                        19,952
Year ended, 2002                                                                           39,904
Year ended, 2003                                                                            4,818
---------------------------------------------------------------------------------------------------
Total minimum lease payments                                                               64,674
Less amounts representing interest at rates varying from 11% to 20%                         7,702
---------------------------------------------------------------------------------------------------
Present value of minimum lease payments                                                    56,972
Current portion of capital lease obligations                                               35,340
---------------------------------------------------------------------------------------------------
Long-term portion of capital lease obligations                                             20,992
===================================================================================================

Two of the equipment leases require the Company to pledge term deposits for a total of $52,815 [note 4]. The term deposits will be returned upon the expiry of the lease and are non-interest bearing.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
AUGUST 31, 2000


11.  NOTES PAYABLE

Notes payable comprise and are due to:

                                                                      August 31,       February 29,
                                                  RATE OF              2000               2000
                        DUE DATE                 INTEREST                $                  $
---------------------------------------------------------------------------------------------------
Notes payable          May 31, 2001                5%              3,908,947           2,000,000
 ===================================================================================================

The notes payable are unsecured. During the period, the Company incurred $44,131 of interest which is due within the next twelve months. Management believes the fair value of the note approximates its carrying value.

>From September 1, 2000 to October 6, 2000, the Company received a further $264,734 in the form of promissory notes. Interest is payable at 5% per annum and the interest is repayable on May 31, 2001.


12.  COMMITMENTS

         [i] At August 31, 2000, the Company has entered into commitments for leases of premises. The future payments are:

                                                                   $
-------------------------------------------------------------------------

     Six months ended February 28 2001                           41,987
     Year ended 2002                                             88,487
     Year ended 2003                                             15,148
-------------------------------------------------------------------------
                                                                145,622
=========================================================================

     Rent expense for the quarter ended August 31, 2000 was $35,693.

         [ii] The Company has signed an agreement with a company which publishes and distributes a health related database. The agreement allows the Company and its customers to use the database. The Company is committed to pay a further $40,000 in the next year in connection with this agreement.

         [iii] The Company has entered into an agreement with a company which provides marketing services to the Company. The Company is committed to paying the greater of $2,000 per month or 2% of monthly net sales generated through marketing services provided to the Company.

         [iv] The Company has entered into an investor relations agreement with a company which provides internet marketing and information services. The Company is committed to paying $4,000 per month starting June 2000 for a period of six months.

         [v] The Company acquired Nject (formerly known as VARCOM) on February 29, 2000. There is contingent consideration associated with this acquisition:

         [a] If Nject achieves sales of greater than $550,000 but less than $760,000 in the current fiscal year, the Company will be obligated to pay a further $70,000 of consideration via the issuance of common shares.

         [b] If Nject achieves sales of greater than $760,000 but less than $1,030,000 in the current fiscal year, the Company will be obligated to pay a further $240,000 of consideration via the issuance of $210,000 of common shares as well as $30,000 in cash.

         [c] If Nject achieves sales of greater than $1,030,000 in the current fiscal year, the Company will be obligated to pay a further $340,000 of consideration via the issuance of $310,000 of common shares as well as $30,000 in cash.

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

General
-------

The Company's current plan of operation is to derive revenues from its two business units: ehealthstores and nject. Revenue streams will continue to be generated through software licensing, website development services, royalties from the sale of natural products on licensee sites, revenue from the sale of natural products through medicinecabinet sites, advertising and sponsorships on licensee Web sites, and Internet marketing services.

During the period, we completed and launched 5 ehealthstores, including gnc.co.uk for GNC the world's largest vitamin retailer. To date, the ehealthstores network now comprises 7 Web sites representing over 60 brick & mortar retailer businesses. These websites are complete e-commerce websites with extensive health information and content, and full customer support. The Company is in active discussion to license additional Web sites in the current fiscal year.

Based on customer demand, ehealthstores express was launched during the period to supplement the existing ehealthstores product with a version providing less customization, at a lower price point.

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


RESULTS OF OPERATIONS
---------------------
During the quarter the Company generated modest revenues. License agreements were signed with several natural products retailers which generated one-time web site development revenues. Once all of these sites are launched and marketed, which is anticipated to begin in the next quarter, these web sites are intended to generate recurring e-commerce (product sales), advertising and marketing services revenues. The company intends to enter into similar license agreements over the next few years, which is expected to generate recurring e-commerce revenues. The Company cautions readers that the future magnitude of these revenue streams is uncertain due to the fact that both Healthnet and the Internet itself are in their early stages at this time.

Losses for the second fiscal quarter ended August 31, 2000 amounted to $1,084,143. Expenses during the period increased to $1,266,816 from $1,225,508 in the prior quarter as the Company continued development of several licensees' websites, the launch of the eHealthstores Express product line, and employed the corresponding human resources required. The Company anticipates that this development will require moderate increases in staff levels, technology, office space and marketing expenditures in future periods.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company secured $756,947 US through debt financing during the Quarter and $4,575 from the issuance of common shares under the Company's stock option plan. Cash flow used in operations for the three months ended August 31, 2000 was $642,276. It is expected that revenues from natural product sales should commence shortly after the launch of the online stores in the next fiscal quarter, and that further license revenues will be generated in the foreseeable future. No assurance can be given that revenues from sales will initially meet expenses and as such, the Company may finance operations through existing and additional debt financing from arm's length private lenders until such time as revenues from sales meet or exceed expenses. In addition, the Company may consider raising additional equity financing through the sale of common stock of the Company through private placements to sophisticated investors. The combination of expected revenues and additional debt and/or equity financing is intended to provide the Company with sufficient operating capital for a period of approximately two years.

The $109,333 used in investing activities consisted primarily of computer technologies.

Net cash on hand at August 31, 2000 decreased to $16,167 from $50,901 at February 29, 2000. Subsequent to the quarter end, to October 6, 2000, the Company received a further $264,734 in debt financing.

OUTLOOK

The Company believes it is still too early to forecast revenue from our online sales operation with accuracy given the early stages of the project, the expansive growth rate of new licensees, and the infancy of e-commerce. In the quarter, Healthnet successfully launched five more ehealthstores licensee sites: pro body Inc., Forces of Nature, GNC-UK, Life's Vigor, and NewsGurus.com. These stores join Supersup.com and Healthstore.com as active "ehealthstores" licensees, and members of the co-branded ehealthstores network. Management is confident and optimistic about Healthnet's business model.


Our new "ehealthstores Express" product was also launched in the final days of the quarter, and resulted in the signing of 15 letters of intent in the month of August. Management is confident that this rate of new client acquisition will continue for the next several quarters, and will eventually lead to profitability early into the next fiscal year. Healthnet's ability to expand revenue increases with each new client that joins the network, as the Company generates revenue from licensing, marketing services, advertising, and margin share of online sales. Healthnet's Web solutions are fast becoming the industry standard by which our competition measures itself.

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


HEALTHNET INTERNATIONAL INC.
(Registrant)

Date: October 25, 2000                      /s/ GRANT JOHNSON
                                            ------------------------------------
                                            Grant R. Johnson
                                            President and CEO


Date: October 25, 2000                      /s/ RAY HARRIS
                                            ------------------------------------
                                            Ray Harris
                                            Acting Chief Financial Officer