Form 10QSB
period 2000-11-30
HEALTHNET INTERNATIONAL INC
filed 2001-01-22
CIK 1081067

FORM 10-QSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:     November 30, 2000

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

As of November 30, 2000, the registrant had 12,005,471 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);

         YES                        NO          X
              ----------                    ----------

Part I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  FINANCIAL STATEMENTS


HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                           (IN UNITED STATES DOLLARS)

                                                                         AS AT            AS AT
                                                                       November 30,    FEBRUARY 29,
                                                                         2000              2000
                                                                           $                 $
---------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                            (237,390)              50,901
Restricted cash [NOTE 4]                                               51,449               17,000
Accounts receivable [NOTE 5]                                          113,952               63,091
Prepaid expenses and deposits [NOTE 6]                                 65,622               52,698
---------------------------------------------------------------------------------------------------
                                                                       (6,368)             183,690
Capital assets (net) [NOTE 7]                                         766,231              781,125
OTHER ASSETS
Goodwill [NOTE 8]                                                     116,555              190,266
---------------------------------------------------------------------------------------------------
                                                                      876,419            1,155,081
===================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Notes payable [NOTE 11]                                             3,373,700                 --
Accounts payable and accrued liabilities [NOTE 9]                   1,330,283              744,839
Amount due for business combination                                     --                  69,022
Deferred Revenue                                                       13,115                 --
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           4,717,098              813,861

LONG-TERM
Notes payable [NOTE 11]                                                 --               2,000,000
Obligation under capital lease [NOTE 10]                               24,968               20,155
Commitments [NOTE 12]
SHAREHOLDERS' DEFICIENCY
Share capital
   Preferred shares, 50,000,000 authorized, no par value
   Common shares, 100,000,000 authorized, no par value,
   12,005,471 issued and outstanding [February 29, 2000 -
   10,536,251]                                                       1,632,459             118,535
Additional paid-in capital                                              51,571              16,631
Deficit accumulated                                                 (5,549,677)         (1,814,101)
---------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                             (3,865,647)         (1,678,935)
---------------------------------------------------------------------------------------------------
                                                                       876,419           1,155,081
===================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF
                                     LOSS AND COMPREHENSIVE LOSS
                                     (IN UNITED STATES DOLLARS)

                                               FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                      NOVEMBER 30                     NOVEMBER 30
                                                  2000          1999         2000          1999
                                                  $                $             $             $
-----------------------------------------------------------------------------------------------------
Web site development revenue                    79,951             --         183,101         --
Software license revenue                        20,233             --         155,225         --
Internet marketing revenue                      34,974             --          79,825         --
Product sales revenue                           13,716             --          18,187         --
Cost of product sales                           (7,400)            --         (12,039)        --
-----------------------------------------------------------------------------------------------------
                                               141,474             --         424,299         --
-----------------------------------------------------------------------------------------------------
EXPENSES
Salaries and benefits                          588,284         189,100      1,645,619     283,347
Advertising, marketing and promotion           350,075          89,320        801,369     120,296
General and administrative                     343,224         112,283        927,498     145,410
Amortization                                   154,507          35,071        461,293      90,401
Accounting and professional fees               256,512          13,539        331,197      61,301
Foreign exchange                               (17,310)          3,790         (7,102)      4,100
Loss on write-down of capital assets               --              --             --          --
-----------------------------------------------------------------------------------------------------
                                             1,675,291         478,608      4,159,874     771,336
-----------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD  (1,533,817)       (478,608)    (3,735,575)   (771,619)
=====================================================================================================

LOSS PER COMMON SHARE                            (.14)          (0.02)         (0.35)       (.07)
=====================================================================================================

Weighted average shares outstanding         10,746,916      10,500,000     10,631,596  10,500,000
=====================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF
                                      SHAREHOLDERS' DEFICIENCY
                                     (IN UNITED STATES DOLLARS)

                                                  COMMON STOCK           ADDITIONAL        DEFICIT
                                         ---------------------------       PAID-IN    ACCUMULATED IN THE
                                            SHARES           AMOUNT        CAPITAL    DEVELOPMENT STAGE
                                               #                $             $               $
-------------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 29, 2000               10,536,251        118,535          16,631         (1,814,101)
Stock options exercised                      38,312         28,734              --                 --
Compensatory stock options                       --             --          34,940                 --
Retainer stock options                      430,908        485,190              --                 --
Shares issued in partial settlement       1,000,000      1,000,000              --                 --
Loss and comprehensive loss for
the 9 months ended November 30, 2000             --             --              --         (3,735,576)
-------------------------------------------------------------------------------------------------------
BALANCE, NOVEMBER 30, 2000               12,005,471       1,632,459         51,571         (5,549,677)
=======================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (IN UNITED STATES DOLLARS)

                                                         FOR THE NINE MONTHS ENDED
                                                                  NOVEMBER 30,
                                                        2000                  1999
$                                                         $                     $
--------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                   (3,735,576)            (771,336)
Adjustment to reconcile loss to net cash used in
   operating activities
   Amortization                                          461,293               90,401
   Retainer stock options                                485,190                  --
   Share option compensation expense                      34,940                  --
   Foreign exchange difference                             1,662                  --
Changes in current assets and liabilities
   Increase in restricted cash                           (34,449)                 --
   Increase in accounts receivable                       (50,861)             (12,377)
   Increase in prepaid expenses and deposits                (424)             (45,852)
   Increase in inventory                                      --                 (103)
   Increase in accounts payable and accrued              295,691               24,216
    Liabilities
   Increase in deferred revenue                           13,115                   --
---------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                     (2,541,919)            (715,051)
---------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to fixed assets                               (119,660)            (332,456)
---------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                       (119,660)            (332,456)
---------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes payable                              2,373,700            1,000,000
Issuance of share capital for cash                        28,734                   --
Decrease in capital leases,
  net of repayments                                      (29,147)                  --
---------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                  2,373,287            1,000,000
---------------------------------------------------------------------------------------

INCREASE/(DECREASE) IN CASH DURING THE PERIOD           (288,291)             (47,507)
Cash, beginning of period                                 50,901                9,157
---------------------------------------------------------------------------------------
CASH, END OF PERIOD                                     (237,390)             (38,350)
=======================================================================================

SUPPLEMENTAL INFORMATION
Interest paid                                              8,880                  --
=======================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

November 30, 2000



1.  Nature of Business

Healthnet International Inc. has two business units, eHealthstores which licenses applicable software, builds and maintains customized e-commerce Web sites for retailers and health care providers who wish to sell vitamins, minerals and supplements (VMS) products on the Internet. The second business unit, nject (formerly Varcom), provides Internet design, graphic and marketing services for clients. In addition, the Company's early prototype retail operations (medicinecabinet.com, medicinecabinet.co.uk) continue to operate as the research and development test bed and direct sales division.

The Company is currently capitalizing on four burgeoning global industries:
Health, E-commerce, Web design and Internet marketing. Through its eHealthstores business unit, Healthnet is a leading provider of comprehensive turnkey Web solutions and services to "brick & mortar" retailers, clubs and healthcare associations. By providing established brick & mortar health retailers with affordable, turnkey Internet sites, eHealthstores effectively converts these businesses into "click & mortar" hybrids - each with a built-in regional customer base and brand-name recognition. eHealthstores comprises two product lines: eHealthstores is our original, comprehensive Web solution, and eHealthstores Express is a streamlined version for customers requiring less customization.

nject was launched to meet a growing demand for Web site design among partners, clients and other companies looking to expand their business onto the Internet.

Healthnet International Inc. has four wholly owned subsidiaries; Healthnet U.S.A. Inc., HNI Healthnet (Canada) Inc., Healthnet Europe Limited, and nject Creative Inc.

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

On February 29, 2000, the Company acquired Varcom Internet Communications and Commerce Solutions Inc. (VARCOM). Varcom subsequently changed its company's name to nject Creative Inc. in June 2000.

Going Concern

As at November 30, 2000, the Company had a working capital deficit of $4,723,466 (including notes payable in the amount of $3,173,700 and $200,000 (note 11) and interest accrued thereon in the amount of $170,971 and $7,333 (note 9) due on May 31,2001 and February 1, 2001 respectively). The Company's ability to continue its operations in the near term is uncertain and is dependent upon its ability to raise additional funds. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to raise such additional funds.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

November 30, 2000


Management believes that the additional revenue to be generated from the increasing number of active eHealthstores and eHealthstores Express clients and Web site design customers, together with additional debt and equity financing, will enable the Company to continue its operations. $25,000 of additional debt financing has been received subsequent to the quarter end and prior to January 22, 2001 and further immediate debt financing and later equity financing is being planned.

During the quarter, the Company entered into negotiations with WorldPathway Technologies Inc. (WPW), a company specializing in the sale of home medical products, to discuss the potential of a merger. Following the end of the period, Healthnet International Inc. agreed to acquire 100% of WPW in a one-for-one share exchange after WPW raises $1,500,000 from the sale of its shares.


2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The balance sheet at February 29,2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended February 29, 2000


3.  SIGNIFICANT NEW ACCOUNTING POLICIES

Revenue recognition

eHEALTHSTORES AND eHEALTHSHOPS

Ninety percent of the initial license, production and setup fee relating to web site development is recognized as revenue when the web site is made available for access by customers of the Licensee. The remaining ten percent, which represents the operation and maintenance fee for the first year of the license agreement, is recognized as revenue in equal amounts monthly over that year.

The annual renewal fee, which is ten percent of the initial license, production and setup fee, is recognized as revenue in equal amounts monthly over the year to which it applies.

Earned royalty and marketing fees on product sales to customers of the Licensee are recognized as revenue in the month during which the product is delivered to the customer.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

November 30, 2000

EHEALTHSTORES EXPRESS

The monthly fee covering operation and maintenance is recognized as revenue in the month for which the charge is made.

Product sales revenue is recognized as revenue in the month during which the product is delivered to the customer.


OTHER CHARGES

Charges for advertising on the web sites are shared equally with the Licensee and the Company's portion is recognized as revenue in equal monthly amounts over the period for which the charges are made.

Professional and other services fees are recognized as revenue when the results of the assignment are delivered to, and accepted by, the client.


4.  RESTRICTED CASH

                                                November 30,        February 29,
                                                  2000                 2000
                                                    $                    $
--------------------------------------------------------------------------------
Term deposits                                    51,449               17,000
--------------------------------------------------------------------------------
                                                 51,449               17,000
================================================================================

The above term deposits are held by Canadian Western Bank and Canadian Imperial Bank of Commerce as security for computer leases [note 10].

5.  ACCOUNTS RECEIVABLE
                                                November 30,        February 29,
                                                   2000                2000
                                                     $                  $
--------------------------------------------------------------------------------
Amounts due from trade customers                  102,979             38,456
Other                                               8,595              9,475
GST receivable                                      2,378             15,160
--------------------------------------------------------------------------------
                                                  113,952             63,091
================================================================================


6.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits comprise:
                                                 November 30,       February 29,
                                                     2000                2000
                                                      $                    $
--------------------------------------------------------------------------------
Equipment lease deposits                            3,058              1,582
Deposits paid to suppliers on portions of work
completed                                           6,257              6,337
Deposits held by merchant bank                         --             16,400
Other                                                  --             10,185
Prepaid expenses                                   56,307             18,194
--------------------------------------------------------------------------------
                                                   65,622             52,698
================================================================================

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

November 30, 2000


7.  CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation and comprise:

                                                                     ACCUMULATED         NET BOOK
                                                      COST          DEPRECIATION           VALUE
                                                        $                 $                  $
---------------------------------------------------------------------------------------------------
November 30, 2000
Computer hardware and equipment                      228,899            55,950            172,949
Computer hardware under capital leases               108,643            30,601             78,042
Furniture and fixtures                               114,789            13,020            101,769
Computer software                                    798,707           378,985            409,722
Domain name                                           10,000             6,250              3,750
---------------------------------------------------------------------------------------------------
                                                   1,251,038           484,807            766,231
===================================================================================================

February 29, 2000
Computer hardware and equipment                      111,516             3,892            107,624
Computer hardware under capital leases                49,165             2,654             46,511
Furniture and fixtures                                75,172             2,598             72,574
Computer software                                    630,136            83,220            546,916
Domain name                                           10,000             2,500              7,500
---------------------------------------------------------------------------------------------------
                                                     875,989            94,864            781,125
===================================================================================================


8.  GOODWILL

                                                                   November 30,        February 29,
                                                                     2000                  2000
                                                                       $                     $
---------------------------------------------------------------------------------------------------

Goodwill (net of accumulated amortization of $71,350
 as at November 30, 2000)                                            116,555               190,266
---------------------------------------------------------------------------------------------------
                                                                     116,555               190,266
===================================================================================================

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

November 30, 2000


9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise:

                                                                   November 30,      February 29,
                                                                      2000               2000
                                                                       $                  $
---------------------------------------------------------------------------------------------------
Trade payable                                                        812,058            310,912
Interest payable [NOTE 11]                                           178,304             42,478
Accrued expenses                                                     242,139             60,000
Accrued expenses for capital asset purchases                            --              307,547
Current obligations under capital lease [NOTE 10]                     55,778             23,902
Deposits for incomplete development work                              42,004               --
---------------------------------------------------------------------------------------------------
                                                                   1,330,283            744,839
===================================================================================================

10.  CAPITAL LEASE OBLIGATIONS

At November 30, 2000, the Company had entered into capital lease for equipment. The future payments are:

                                                                                             $
---------------------------------------------------------------------------------------------------
Nine months ended, February 28, 2001                                                       16,596
Year ended, 2002                                                                           59,464
Year ended, 2003                                                                           15,050
---------------------------------------------------------------------------------------------------
Total minimum lease payments                                                               91,110
Less amounts representing interest at rates varying from 11% to 20%                        10,364
---------------------------------------------------------------------------------------------------
Present value of minimum lease payments                                                    80,746
Current portion of capital lease obligations                                               55,778
---------------------------------------------------------------------------------------------------
Long-term portion of capital lease obligations                                             24,968
===================================================================================================

Three of the equipment leases require the Company to pledge term deposits for a total of $51,449 [note 4]. The term deposits are interest bearing and will be returned upon the expiry of the respective lease.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

November 30, 2000


11.  NOTES PAYABLE

Notes payable comprise and are due to:

                                                            November 30,      February 29,
                                             RATE OF          2000               2000
                      DUE DATE               INTEREST           $                  $
-------------------------------------------------------------------------------------------
Notes payable 1       May 31, 2001             5%           3,173,700           2,000,000
Notes payable 2       February 1, 2001        44%             200,000              --
                                                            ---------           ---------
                                                            3,373,700           2,000,000
 ===========================================================================================

The notes payable are unsecured. During the third quarter period, the Company incurred $48,382 of interest which is due within the next twelve months. Management believes the fair value of the note approximates its carrying value.

On November 30, 2000, the Company issued 1,000,000 shares at $1.00 per share to settle note payable 1.


12.  COMMITMENTS

         [i] At November 30, 2000, the Company has entered into commitments for leases of premises. The future payments are:

                                                                   $
-------------------------------------------------------------------------

     Three months ended February 28 2001                          46,509
     Year ended 2002                                             235,719
     Year ended 2003                                             230,302
-------------------------------------------------------------------------
                                                                 512,530
=========================================================================

     Rent expense for the quarter ended November 30, 2000 was $40,436.

         [ii] The Company has signed an agreement with a company which publishes and distributes a health related database. The agreement allows the Company and its customers to use the database. The Company is committed to pay a further $40,000 in the next year in connection with this agreement.

         [iii] The Company has entered into an agreement with a company which provides marketing services to the Company. The Company is committed to pay the greater of $2,000 per month or 2% of monthly net sales generated through marketing services provided to the Company.

         [iv] The Company has entered into an investor relations agreement which provides internet marketing and information services. The Company is committed to pay $9,000 per month beginning September 1, 2000 for a period of twelve months. This commitment may be cancelled with 30 days notice.

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

         (d) Management is of the opinion that nject will not reach the revenue targets indicated in note v (a, b, c) and that this future consideration indicated will therefore, not become due and payable.

Item 2.   MANAGEMENT DISCUSSION AND ANALYSIS
          (All figures are in US dollars)


FORWARD LOOKING INFORMATION


Healthnet International Inc. (the "Company" or "Healthnet") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-QSB, or that are otherwise made by or on behalf of the Company. Such factors include, among others, the speculative nature of the industry in which the Company operates, technology failures, environmental or government regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. For this purpose, any statements contained in the registration statement that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "expect", believe", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other variations of comparable terminology, are intended to identify forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

OPERATIONS

Losses for the fiscal quarter ended November 30, 2000 amounted to $1,533,817. Revenue during the period was $141,474 compared to $182,673 for the previous quarter. Expenses for the quarter increased to $1,675,291 from $1,266,816 in the prior quarter as the Company continued development of several licensees' websites, the launch of the eHealthstores Express product line and the development of nject client websites. Website development revenue was generated from several new nject clients including the University of British Columbia Museum of Anthropology. Nject received two awards during the period: The Merit of Distinction Award for Best E-Commerce Website at the 2000 Lotus Awards and the Best Creative Achievement Award at the Baddeck International New Media Festival.

The Company's current plan of operation is to derive revenues from its two business units: eHealthstores and nject. Revenue from the eHealthstores business unit is generated from the units' two programs, which are eHealthstores and eHealthstores Express. These programs generate revenue from Internet marketing services, advertising and sponsorship on licensee Web sites, and Web site development fees. However, the eHealthstores program differs from the eHealthstores Express program in that it also generates revenue through Software licensing fees and royalties from the sales of natural products, where as the eHealthstores Express program generates revenue through a monthly service fee for the Web site, as well as profit on the sales of natural products. The Company's second business unit, nject, generates revenue through Web site development fees. The Company cautions readers that the future magnitude of these revenue streams is uncertain due to the fact that both Healthnet and the Internet itself are in the early stages at this time.

During the period, the Company signed 3 new eHealthstores licensees, completed and launched 3 eHealthstores. It also signed 40 additional letters of intent for eHealthstore Express Web sites and sixteen eHealthstore Express sites were built and launched. To date, the eHealthstores network comprises 26 Web sites (10 eHealthstores, 16 eHealthstores Express) representing over 80 brick & mortar retail businesses. These hybrid websites are complete, turnkey e-commerce solutions. The eHealthstores Express program provides an alternative for the VMS retailer who does not need the comprehensive level of customization offered by the original eHealthstores program, which includes extensive health information and content, and full customer support. The Company is in active discussion to license additional Web sites in the current fiscal year.

Revenue streams will continue to be generated through software licensing (eHealthstores), monthly Web site service fees (eHealthstores Express), website development services, royalties (eHealthstores) and profit share (eHealthstores Express) from the sale of natural products on licensee sites, revenue from the sale of natural products through MedicineCabinet sites, advertising and sponsorships on licensee Websites, and Internet marketing services. It is anticipated that the Internet will continue to become a more effective medium and the market opportunities for the Company are expected to continue to expand. This growth is expected to attract potential new competitors. In order to maintain sales growth, the Company intends to expand the content and to improve the services on its network of Websites, as well as researching and developing other projects that are expected to utilize its existing facilities and expertise.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company secured $464,753 US through debt financing during the Quarter. Cash flow used in operations for the three months ended November 30, 2000 was $962,163. Revenue from natural product sales has commenced as a result of the launch of Websites and further license; natural product and other revenues will be generated in the foreseeable future. No assurance can be given that revenues from sales will initially meet expenses and, as such, the Company may finance operations through existing and additional debt financing from arm's length private lenders until such time as revenues from sales meet or exceed expenses. In addition, the Company may consider raising additional equity financing through the sale of common stock of the Company through private placements to sophisticated investors.

The $5,533 used in investing activities during the quarter consisted primarily of computer technologies.

At November 30, 2000 there was a net cash deficiency of $237,390 compared to a net balance of cash on hand of $50,901 at February 29, 2000.


Outlook

The Company believes it is still too early to forecast revenue from online sales operation with accuracy given the early stages of the project, the expansive growth rate of new licensees, and the infancy of e-commerce. In the quarter, Healthnet successfully launched three more eHealthstores licensee sites: gnc.co.uk for GNC the world's largest vitamin retailer, findvitamin.com and Vitamin Hi-Way. These stores join Supersup.com, Healthstore.com, medicinecabinet, pro body Inc., Forces of Nature, GNC-UK, Life's Vigor, and NewsGurus.com as active "eHealthstores" licensees, and members of the co-branded eHealthstores network. Management is confident and optimistic about Healthnet's business model.

In the quarter, 40 additional eHealthstores Express agreements were signed, bringing the total to 55. As well, 16 new eHealthstore Express Web sites were launched, bringing the total number of revenue producing Web sitse to 26 (10 eHealthstore, 16 eHealthstore Express) at the end of the period period. Management is confident that this rate of new client acquisition will continue for the next several quarters, and will eventually lead to profitability in the next fiscal year. Healthnet's ability to expand revenue increases with each new client that joins the network, as the Company generates revenue from licensing, marketing services, advertising, royalties and profit from online sales. Healthnet International's Web solutions are fast becoming the industry standard by which our competition measures itself.

As of September 2000, Healthnet International's shares were listed on the Berlin Stock Exchange. The "FreeBroker" German Securities Firm of Berliner Freiverkehr (Aktien) Handel AG sponsored the listing of Healthnet International's shares. It is common practice for a German Securities Firm to Sponsor the listing application for a US public company, independent of the company's participation. The Company believes the dual listing of its shares will increase its exposure to European investors.

During the quarter, the Company entered into negotiations with WorldPathway Technologies Inc. (WPW), a company specializing in the sale of home medical products, to discuss the potential of a merger. Following the end of the period, the Company agreed to acquire 100% of WPW in a one-for-one share exchange after WPW raises $1,500,000 from the sale of its shares. Management believes that the merger represents a cost effective strategy to develop a new market vertical that is demographically compelling. The Company has identified significant opportunities in other market verticals for its turnkey e-commerce solution. The Company will investigate these opportunities, while continuing to expand operations within the health market vertical, such as the health and fitness industry. Management is also committed to improving operational efficiencies, while exploring other industries that demonstrate synergistic features, for both of its business units.

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


HEALTHNET INTERNATIONAL INC.
(Registrant)

Date: January 22, 2000                      /s/ GRANT JOHNSON
                                            ------------------------------------
                                            Grant R. Johnson
                                            President and CEO


Date: January 22, 2000                      /s/ RAY HARRIS
                                            ------------------------------------
                                            Ray Harris
                                            Acting Chief Financial Officer