Form 10QSB/A
period 2000-11-30
HEALTHNET INTERNATIONAL INC
filed 2001-03-08
CIK 1081067

FORM 10-QSB/A
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

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


Suite 500-1201 West Pender Street
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

This report on Form 10-QSB/A constitutes Amendment No. 1 to the Registrant's Form 10-QSB for the quarter ended November 30, 2000. This report is intended to amend certain information contained in Part I, Items 1 and 2. SEE Note 16 to the Consolidated Financial Statements for the basis for such amendments.

Part I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  FINANCIAL STATEMENTS


HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                           (IN UNITED STATES DOLLARS)
                           (Going Concern see NOTE 1)
                            (As restated--See Note 16)
                                                                         AS AT            AS AT
                                                                       November 30,    FEBRUARY 29,
                                                                         2000              2000
                                                                           $                 $
---------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                  --               50,901
Accounts receivable [NOTES 5 & 16]                                     99,079               63,091
Prepaid expenses and deposits [NOTE 6]                                 65,622               52,698
---------------------------------------------------------------------------------------------------
                                                                      164,701              166,690
OTHER ASSETS
Capital assets (net) [NOTE 7]                                         766,231              781,125
Restricted cash (NOTE 4)                                               51,449               17,000
Goodwill [NOTE 8]                                                     118,916              190,266
---------------------------------------------------------------------------------------------------
                                                                    1,101,297            1,155,081
===================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT
Bank indebtedness (NOTE 12)                                           237,390                 --
Accounts payable and accrued liabilities [NOTES 9 & 16]             1,180,244              702,361
Notes payable [NOTE 11]                                             3,373,700                 --
Accrued interest on notes payable (NOTE 11)                           178,304               42,478
Amount due for business combination                                     --                  69,022
Deferred revenue                                                       13,115                 --
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           4,982,753              813,861

LONG-TERM
Notes payable [NOTE 11]                                                 --               2,000,000
Obligation under capital leases [NOTE 10]                              24,967               20,155
Commitments [NOTE 13]
SHAREHOLDERS' DEFICIENCY
Share capital
   Preferred shares, 50,000,000 authorized, no par value
   Common shares, 100,000,000 authorized, no par value,
    12,005,471 issued and outstanding [February 29, 2000 -
   10,536,251]                                                      1,632,459              118,535
Additional paid-in capital                                             51,571               16,631
Deficit accumulated in the development stage                       (5,590,453)          (1,814,101)
---------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIENCY                                     (3,906,423)          (1,678,935)
---------------------------------------------------------------------------------------------------
                                                                    1,101,297            1,155,081
===================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF
                                     LOSS AND COMPREHENSIVE LOSS
                                     (IN UNITED STATES DOLLARS)
                                     (Going Concern see NOTE 1)
                                      (As restated--See Note 16)

                                            FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED   FOR THE PERIOD
                                                     NOVEMBER 30                  NOVEMBER 30          FROM INCORP.
                                                2000             1999         2000          1999       JAN 21 99 TO
                                                  $                $            $             $         NOV 30 00
-------------------------------------------------------------------------------------------------------------------
Web site development revenue(NOTE 16)           15,481             --         133,380         --         133,380
Software license revenue                        27,143             --         162,135         --         162,135
Internet marketing revenue                      28,168             --          59,663         --          59,663
Monthly service fee                              3,045             --           3,045         --           3,045
Royalty income                                   4,835             --           5,028         --           5,028
Product sales revenue                            3,993             --           6,878         --           6,878
Cost of product sales                             (231)            --          (4,870)        --          (4,870)
-----------------------------------------------------------------------------------------------------------------
                                                82,434             --         365,259         --         365,259
-----------------------------------------------------------------------------------------------------------------
EXPENSES
Salaries and benefits                          588,284         189,100      1,645,619     283,347      2,244,141
Advertising, marketing and promotion
(NOTES 15 & 16)                                304,593          89,320        755,888     120,296      1,139,907
General and administrative (NOTE 16)           357,930         147,788        942,205     211,891      1,310,940
Amortization                                   152,145          35,071        458,931      90,401        632,692
Professional fees(NOTE 15)                     256,512          13,539        331,197      61,301        472,247
Provision for doubtful accounts(NOTES 5 & 16)   15,178             --          15,178         --          15,178
Foreign exchange                               (17,615)          3,790         (7,407)      4,100          3,008
Incorporation costs                                --              --             --          --           2,441
Loss on write-down of capital assets               --              --             --          --         135,158
----------------------------------------------------------------------------------------------------------------
                                             1,657,027         478,608      4,141,611     771,336      5,955,712
----------------------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD  (1,574,593)       (478,608)    (3,776,352)   (771,336)    (5,590,453)
================================================================================================================

LOSS PER COMMON SHARE                             (.15)          (0.05)         (0.36)       (.07)
================================================================================================================

Weighted average shares outstanding         10,746,916      10,500,000     10,631,596  10,500,000
================================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF
                                      SHAREHOLDERS' DEFICIENCY
                                     (IN UNITED STATES DOLLARS)
                                      (As restated--See Note 16)

                                                  COMMON STOCK           ADDITIONAL        DEFICIT
                                         ---------------------------       PAID-IN    ACCUMULATED IN THE
                                            SHARES           AMOUNT        CAPITAL    DEVELOPMENT STAGE
                                               #                $             $               $
-------------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 29, 2000               10,536,251        118,535          16,631         (1,814,101)
Stock options exercised                      38,312         28,734              --                 --
Compensatory stock options                       --             --          34,940                 --
Retainer stock plan shares (NOTE 15)        430,908        485,190              --                 --
Shares issued in partial settlement
Of notes payable (NOTE 11)                1,000,000      1,000,000              --
Loss and comprehensive loss for
the 9 months ended November 30, 2000             --             --              --         (3,776,352)
-------------------------------------------------------------------------------------------------------
BALANCE, NOVEMBER 30, 2000               12,005,471      1,632,459          51,571         (5,590,453)
=======================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (IN UNITED STATES DOLLARS)
                                      (As restated--See Note 16)

                                                        FOR THE NINE MONTHS ENDED      FOR THE PERIOD FROM
                                                                NOVEMBER 30,         INCORPORATION ON JAN 21 99
                                                        2000                  1999      TO NOVEMBER 30 00
$                                                         $                     $                $
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                   (3,776,352)            (771,336)        (5,590,453)
Adjustment to reconcile loss to net cash used in
   operating activities
   Amortization                                          458,931               90,401            632,692
   Expenses settled by issuance of Retainer Stock
   Plan shares                                           485,190                  --             485,190
   Share option compensation expense                      34,940                  --              51,571
   Loss on disposal of fixed assets                          --                   --             135,158
   Allowance for doubtful accounts                        15,178                  --              15,178
   Accrued interest on notes payable                     135,826               72,511            178,304
Changes in current assets and liabilities
   Increase in accounts receivable                       (51,165)             (12,377)           (74,623)
   Increase in prepaid expenses and deposits             (12,924)             (45,852)           (66,403)
   Increase in inventory                                      --                 (103)               --
   Increase in accounts payable and accrued              185,393              (48,295)           466,655
   liabilities
   Increase in deferred revenue                           13,115                   --             13,115
-------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                     (2,511,868)            (715,051)        (3,753,616)
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Increase in restricted cash                              (34,449)                 --             (51,449)
Additions to fixed assets                               (119,660)            (332,456)          (843,680)
Cash acquired from business combination                      --                   --              19,806
-------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                       (154,109)            (332,456)          (875,323)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes payable                              2,373,700            1,000,000          4,373,700
Increase in bank indebtedness                            237,390                   --            237,390
Payment of amount due for business combination           (69,022)                  --            (69,022)
Issuance of share capital for cash                        28,734                   --             47,765
Increase in capital leases,
  net of repayments                                       44,274                   --             39,106
-------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                  2,615,076            1,000,000          4,628,939
-------------------------------------------------------------------------------------------------------------

DECREASE IN CASH DURING THE PERIOD                       (50,901)             (47,507)               --
Cash, beginning of period                                 50,901                9,157                --
-------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                          --               (38,350)               --
=============================================================================================================

SUPPLEMENTAL INFORMATION
Interest paid                                              8,880                  --              11,010
=============================================================================================================

SEE ACCOMPANYING NOTES

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

November 30, 2000



1.  Nature of Business and Going Concern

Healthnet International Inc. has two business units, ehealthstores and nject. eHealthstores licenses applicable software, builds and maintains customized e-commerce Web sites and provides marketing services for retailers and health care providers who wish to sell vitamins, minerals and supplements (VMS) products on the Internet. nject (formerly Varcom), provides Internet design, graphic and marketing services for clients. In addition, the Company's early prototype retail operations (medicinecabinet.com, medicinecabinet.co.uk) continue to operate as the research and development test beds and direct product sales divisions.

Through its eHealthstores business unit, Healthnet is a provider of comprehensive turnkey Web solutions and services to "brick & mortar" retailers, clubs and healthcare associations. eHealthstores effectively converts these businesses into "click & mortar" hybrids - each with a built-in regional customer base and brand-name recognition. eHealthstores comprises two product lines: eHealthstores is the original comprehensive Web solution, and eHealthstores Express is a streamlined version for customers requiring less customization.

nject Creative (nject) was launched on February 29, 2000 to meet a growing demand for Web site design among partners, clients and other companies looking to expand their business onto the Internet.

Healthnet International Inc. has four wholly owned subsidiaries; Healthnet U.S.A. Inc., HNI Healthnet (Canada) Inc., Healthnet Europe Limited, and nject Creative Inc.

Healthnet U.S.A. Inc. was incorporated on March 8, 1999. It was incorporated in the state of Nevada and is intended to function as the operating company for the United States market. Its name was changed on December 1, 2000, to HLNT Networks
(USA) Inc.

HNI Healthnet (Canada) Inc. was incorporated on May 18, 1999. It was incorporated in the Province of British Columbia and is intended to function as the operating company for the Canadian market. Its name was changed on December 1, 2000, to HLNT Networks (Canada) Inc.

Healthnet Europe Limited was incorporated on January 11, 2000. It was incorporated in the Island of Guernsey and is intended to function as the operating company for the European market. Its name was changed on December 15, 2000, to HLNT Networks (Europe) Limited.

On February 29, 2000, the Company acquired Varcom Internet Communications and Commerce Solutions Inc. a British Columbia company (VARCOM). Varcom subsequently changed its company's name to nject Creative Inc. in June 2000.

Going Concern

As at November 30, 2000, the Company had a working capital deficit of $4,818,052, including notes payable on February 1, 2001 and May 31, 2001 in the total amount of $3,373,700 (NOTE 11) and interest accrued thereon in the total amount of $178,304 (NOTE 11). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue its operations is dependent upon its success in its present efforts to secure additional debt financing and/or raise additional equity financing through the sale of common stock by means of private placement to sophisticated investors and/or complete the transaction to acquire 100% of the outstanding shares of WorldPathway Technologies Inc (NOTE 14) and/or renegotiate the terms of settlement of notes payable and/or successfully conclude certain large Web site licensing agreements. There is, of course, no assurance that these present efforts will be successful.

These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

November 30, 2000


An additional debt financing of $25,000 has been received subsequent to the quarter end and prior to March 7, 2001 and further immediate debt financing and later equity financing is being planned.


2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

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


3.  SIGNIFICANT NEW ACCOUNTING POLICIES

Revenue recognition

eHEALTHSTORES AND eHEALTHSHOPS

Ninety percent of the initial software license, production and setup fee relating to Web site development is recognized as revenue when the Web site is made available for access by customers of the Licensee. The remaining ten percent, which represents the operation and maintenance fee for the first year of the license agreement, is recognized as revenue in equal amounts monthly over that year.

The annual renewal fee, which is ten percent of the initial software license, production and setup fee, is recognized as revenue in equal amounts monthly over the year to which it applies.

Earned royalty income and Internet marketing fees on product sales to customers of the Licensee are recognized as revenue in the month during which the product is delivered to the customer.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

November 30, 2000

EHEALTHSTORES EXPRESS

The monthly service fee covering operation and maintenance is recognized as revenue in the month for which the charge is made.

Product sales revenue is recognized as revenue in the month during which the product is delivered to the customer.


OTHER REVENUE

Charges for advertising on the Web sites are shared equally with the licensees and the Company's share is recognized as revenue in equal monthly installments over the period for which the charges are levied.

Charges for professional and other services are made in accordance with the fee schedules contained in the contracts with the Licensees and other clients. These charges are recognized as revenue when the results of the assignment are delivered to, and accepted by the licensee or client.

Recent Accounting Pronouncements

The United States Securities and Exchange Commission has issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" (SAB 101) for application effective December 1, 2000. The Company is of the opinion that it has complied with the requirements of SAB 101 in these financial statements and in the comparative financial statements for prior periods.


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
================================================================================

The above term deposits are held by Canadian Western Bank and Canadian Imperial Bank of Commerce as security for computer leases [NOTE 10].

5.  ACCOUNTS RECEIVABLE
                                                November 30,        February 29,
                                                   2000                2000
                                                     $                  $
--------------------------------------------------------------------------------
Amounts due from trade customers                  103,284             38,456
Other                                               8,595              9,475
GST receivable                                      2,378             15,160
Less: allowance for bad debts                     (15,178)                --
--------------------------------------------------------------------------------
                                                   99,079             63,091
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

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

November 30, 2000


7.  CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation and comprise:

                                                                     ACCUMULATED         NET BOOK
                                                      COST          DEPRECIATION           VALUE
                                                        $                 $                  $
---------------------------------------------------------------------------------------------------
November 30, 2000
Computer hardware and equipment                      228,899            55,951            172,948
Computer hardware under capital leases               108,643            30,601             78,042
Furniture and fixtures                               114,789            13,020            101,769
Computer software                                    788,707           378,985            409,722
Domain name                                           10,000             6,250              3,750
---------------------------------------------------------------------------------------------------
                                                   1,251,038           484,807            766,231
===================================================================================================

February 29, 2000
Computer hardware and equipment                      111,516             3,892            107,624
Computer hardware under capital leases                49,165             2,654             46,511
Furniture and fixtures                                75,172             2,598             72,574
Computer software                                    630,136            83,220            546,916
Domain name                                           10,000             2,500              7,500
---------------------------------------------------------------------------------------------------
                                                     875,989            94,864            781,125
===================================================================================================


8.  GOODWILL

                                                                   November 30,        February 29,
                                                                     2000                  2000
                                                                       $                     $
---------------------------------------------------------------------------------------------------

Goodwill (net of accumulated amortization of $71,350
 as at November 30, 2000)                                            118,916               190,266
 ---------------------------------------------------------------------------------------------------
                                                                     118,916               190,266
===================================================================================================

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

November 30, 2000


9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise:

                                                                   November 30,      February 29,
                                                                      2000               2000
                                                                       $                  $
---------------------------------------------------------------------------------------------------
Trade payable                                                        600,818            310,912
Accrued expenses                                                     270,403             60,000
Accrued expenses for capital asset purchases                         211,240            307,547
Current obligations under capital lease [NOTE 10]                     55,778             23,902
Deferred Revenue                                                      42,005               --
---------------------------------------------------------------------------------------------------
                                                                   1,180,244            702,361
===================================================================================================

10.  CAPITAL LEASE OBLIGATIONS

At November 30, 2000, the Company had entered into capital leases for equipment. The future payments are:

                                                                                             $
---------------------------------------------------------------------------------------------------
Nine months ended, February 28, 2001                                                       16,596
Year ended, 2002                                                                           59,463
Year ended, 2003                                                                           15,050
---------------------------------------------------------------------------------------------------
Total minimum lease payments                                                               91,109
Less amounts representing interest at rates varying from 11% to 20%                        10,364
---------------------------------------------------------------------------------------------------
Present value of minimum lease payments                                                    80,745
Current portion of capital lease obligations                                               55,778
---------------------------------------------------------------------------------------------------
Long-term portion of capital lease obligations                                             24,967
===================================================================================================

Three of the equipment leases require the Company to pledge term deposits for a total of $51,449 (NOTE 4). The term deposits are interest bearing and will be returned upon the expiry of the respective lease.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

November 30, 2000


11.  NOTES PAYABLE

Notes payable comprise:

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
 ===========================================================================================


Notes payable continuity schedule
                      March 1,                                                  November 30,
                       2000             Additions       exchange for shares        2000
                         $                                                           $
-------------------------------------------------------------------------------------------------

Notes payable 1       2,000,000         2,173,700         (1,000,000)            3,173,700
Notes payable 2          --               200,000             --                   200,000
                      ---------         ---------         -----------            ---------
                      2,000,000         2,373,700         (1,000,000)            3,373,700
=================================================================================================

Accrued interest on notes payable

                      March 1,                            November 30,
                       2000             Additions            2000
                         $                                     $
------------------------------------------------------------------------

Notes payable 1       42,478            128,493            170,971
Notes payable 2          --               7,333              7,333
                     ---------         ---------         ---------
                      42,478            135,826            178,304
=========================================================================


The notes payable 1 are unsecured. During the third quarter period, the Company incurred $48,382 of interest, which is due within the next twelve months.

The note payable 2 is collateralized by a personal guarantee of a principal shareholder of 300,000 shares of Healthnet International Inc. Subsequent to the quarter the payment date has been extended a further Ninety (90) days with an annualized interest rate of 60%.

On September 28, 2000, the Company entered into agreement with the notes payable 1 holders to convert $1,000,000 of the notes payable 1 into 1,000,000 common shares at $1.00 per share, which was the market value of the shares on that date. The shares were issued on November 30, 2000.

12. BANK INDEBTNESS

The company entered into a $250,000 (in Canadian dollars) revolving demand operating facility agreement with the Toronto Dominion Bank on August 23, 2000. The interest rate is prime rate plus 1.25% per annum. On January 26, 2001 the Company entered into an additional secured facility agreement (the Bulge loan) for $250,000 (in Canadian dollars) with an interest rate of prime plus 1.25% per annum. The facilities are collateralized by personal guarantees from the Chairman of the Board and the President of the Company.

13.  COMMITMENTS

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

         [ii] The Company has signed an agreement with a company which publishes and distributes a health related database. The agreement allows the Company and its customers to use the database. The Company is committed to pay a further $52,500 in the next year in connection with this agreement.

         [iii] The Company has entered into an agreement with a company which provides marketing services to the Company. The Company is committed to pay the greater of $2,000 per month or 2% of monthly net sales generated through marketing services provided to the Company for the period ending January 31, 2001.

         [iv] The Company has entered into an investor relation's agreement which provides internet marketing and information services. The Company is committed to pay $9,000 per month beginning September 1, 2000 for a period of twelve months. This commitment may be cancelled with 30 days notice.

         [v] The Company acquired nject (formerly known as VARCOM) on February 29, 2000. There is contingent consideration associated with this acquisition:

         [a] If nject achieves sales of greater than $550,000 but less than $760,000 in the current fiscal year ending February 28, 2001, the Company will be obligated to pay a further $70,000 of consideration via the issuance of common shares.

         [b] If nject achieves sales of greater than $760,000 but less than $1,030,000 in the current fiscal year ending February 28, 2001, the Company will be obligated to pay a further $240,000 of consideration via the issuance of $210,000 of common shares as well as $30,000 in cash.

         [c] If nject achieves sales of greater than $1,030,000 in the current fiscal year ending February 28, 2001, the Company will be obligated to pay a further $340,000 of consideration via the issuance of $310,000 of common shares as well as $30,000 in cash.

         (d) Management is of the opinion that nject will not reach the revenue targets indicated in note v (a, b, c) and that this future consideration will therefore, not become due and payable.

14.    SUBSEQUENT EVENTS

On December 13, 2000, the Company and WorldPathway Technologies Inc. (WPW), a company specializing in the sale of home medical products, signed a letter of intent concerning the WPW Acquisition. Following the end of the period, November 30, 2000, the Company agreed to acquire 100% of WPW in a one-for-one share exchange after WPW raises $1,500,000 from the sale of its shares.


15.     RETAINER STOCK PLAN

On September 18, 2000, the Board of Directors of the Company approved the adoption of a stock plan and allotted 500,000 shares thereto, for the purpose of compensating non-employee directors and consultants for services to the Company (the "Plan"). The Plan was filed by way of an S-8 Registration Statement with the United States Securities and Exchange Commission. On December 11, 2000, the Board of Directors approved an amendment to the Plan, increasing the number of shares allotted to the Plan to 1,000,000. On January 30, 2001, the Board of Directors approved further amendment adding employees of the Company to the class of persons entitled to benefit under the Plan.

During the 3rd quarter of fiscal 2001, the Company issued 430,908 shares under the retainer stock plan in connection with payment of certain advertising, marketing and promotion expenses as well as certain professional fees. The shares were valued at the quoted market share price on the date the services were provided and totaled $485,190.


16. RESTATEMENT OF FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000

The Company identified accounting issues with respect to accounts receivable, accounts payable and revenue subsequent to the issuance of the financial statements for the quarter ended November 30, 2000. An allowance for doubtful accounts was determined to be required. Also, the Company identified additional liabilities, which were not accrued in the financial statements. Furthermore, the Company has reversed revenue and expenses of $56,780 related to barter transactions. The Company also increased the disclosure in Notes 1, 11, 12, 14, and 15. As a result, the Company has restated its financial statements for the nine months ended November 30, 2000.


Item 2.   MANAGEMENT DISCUSSION AND ANALYSIS
          (All figures are in US dollars)


FORWARD LOOKING INFORMATION


Healthnet International Inc. (the "Company" or "Healthnet") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-QSB, or that are otherwise made by or on behalf of the Company. Such factors include, among others, the speculative nature of the industry in which the Company operates, technology failures, environmental or government regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. For this purpose, any statements contained in the registration statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other variations of comparable terminology, are intended to identify forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

Subsequent to the issue of the Company's financial statements for the quarter ended November 30, 2000, the Company identified accounting issues with respect to accounts receivable, accounts payable and revenue. As a result, the Company has restated its financial statements for the 3rd quarter and nine months ended November 30, 2000 in the form included with this Amendment No. 1 to Quarterly Report on Form 10-QSB/A. The following discussion reflects, where appropriate, changes as a result of such restatement. See Note 16 to the Company's attached financial statements.

OPERATIONS

Losses for the fiscal quarter and nine months ended November 30, 2000 amounted to $1,574,593 and $3,776,352.
Revenue during the period was $82,434 compared to $182,673 for the previous quarter reflecting reduced Website development revenues.

Website development revenues were $15,481 and $133,380 for the three and nine months ended November 30, 2000, reflecting nject Website development fees and customized design work for some ehealthstore clients. Website development revenue was generated from several new nject clients including the University of British Columbia Museum of Anthropology. Nject received two awards during the period: The Merit of Distinction Award for Best E-Commerce Website at the 2000 Lotus Awards and the Best Creative Achievement Award at the Baddeck International New Media Festival. The Company provided website development services in exchange for promotional consideration which have not been reflected on the financial statements.

Software license revenues were $27,143 and $162,135 for the three and nine months ended November 30, 2000, reflecting 3 new ehealthstore licensees. Three additional licensees were completed and launched during the period, bringing the total number to 10. eHealthstore software license revenues reflect a shift in corporate emphasis to the eHealthstore Express product line although the company is in active discussion to license additional ehealthstores in the current fiscal year.

Internet marketing revenues were $28,168 and $59,663 for the three and nine months ended November 30, 2000, reflecting demand from our client base for search engine, online advertising, email campaigns and other marketing activity. On average during the fiscal quarter ended November 30, 2000 over 100,000 unique visitors visited the network of ehealthstore sites each month. Advertising and sponsorship fees have been nominal to date as the networks build critical mass.

Monthly service fees revenue were $3,045 for the fiscal quarter reflecting the initial prorated monthly charge for 16 ehealthstore express clients launched in mid to late November. While not reflected in monthly service fee revenue this period, the company also signed 40 additional letters of intent for eHealthstore Express Web sites during the fiscal quarter.

Royalty income was $4,835 and $5,028 for the three and nine months ended November 30, 2000, reflecting royalties on product sales growth on our ehealthstore client sites.

Product sales revenues were $3,993 and $6,878 for the three and nine months ended November 30, 2000, for sales for medicinecabinet.com and medicinecabinet.co.uk reflecting minimal marketing activity and corporate focus on the other business units.

The Company cautions readers that the future magnitude of these revenue streams is uncertain due to the fact that both Healthnet and the Internet itself are in the early stages at this time.

Expenses for the fiscal quarter increased to $1,657,027 from $1,266,816 in the prior quarter and to $4,141,611 for the nine months ended November 30, 2000. The increase in the quarter reflects the higher cost of advertising, marketing, promotion and professional fees.

Salaries and Benefits expenses were $588,284 and $1,645,619 for the three and nine months ended November 30, 2000, reflecting increased staffing as the company commenced client production for ehealthstores, the acquisition of Varcom and the growth of the company's client base.

Advertising, marketing and promotion expenses were $304,593 and $755,888 for the three and nine months ended November 30, 2000, reflecting trade show activity to support the launch of ehealthstore express and an increase for advertisement consulting.

General and administrative expenses were $357,930 and $942,205 for the three and nine months ended November 30, 2000, reflecting an increase from comparative periods a year ago due to the company's growth.

Professional fees were $331,197 for the nine months ended November 30, 2000 and are mainly as a result of receipt of billings from the Company's legal firm for services provided to the Company.

Revenue streams will continue to be generated through software licensing and renewal fees (eHealthstores), monthly Web site service fees (eHealthstores Express), website development services (nject), royalties (eHealthstores) and profit share (eHealthstores Express) from the sale of natural products on licensee sites, revenue from the sale of natural products through MedicineCabinet sites, and Internet marketing services including advertising and sponsorships on Websites. The Internet marketing revenue is added value services, which is generated across all of our clients, whether or not they have purchased nject, ehealthstores or Express services. These services supplement the development of websites by generating traffic to these sites via professional services or the resale of services as a markup. It is anticipated that the Internet will continue to become a more effective medium and the market opportunities for the Company are expected to continue to expand.
This growth is expected to attract potential new competitors. In order to maintain sales growth, the Company intends to improve the services on its network of Websites, achieve operational efficiencies as well as researching and developing other projects that are expected to utilize its existing facilities and expertise.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company obtained $464,753 US through debt financing during the 3RD Quarter. Cash flow used in operations for the three months ended November 30, 2000 was $932,112. Revenue from natural product sales has commenced as a result of the launch of Websites and further license; natural product and other revenues will be generated in the foreseeable future. No assurance can be given that revenues from sales will initially meet expenses and, as such, the Company may finance operations through existing and additional debt financing from arm's length private lenders until such time as revenues from sales meet or exceed expenses. In addition, the Company may consider raising additional equity financing through the sale of common stock of the Company through private placements to sophisticated investors. The Company's ability to continue its operations in the near tern is very uncertain (refer to NOTE 1).

The $5,533 used in investing activities during the 3RD quarter consisted primarily of computer technologies.

At November 30, 2000 there was a net balance of cash on hand of nil compared to a net balance of cash on hand of $50,901 at February 29, 2000. At November 30, 2000, the Company had bank indebtedness of $237,390.


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

In the quarter, 40 additional eHealthstores Express agreements were signed, bringing the total to 55. As well, 16 new eHealthstore Express Web sites were launched, bringing the total number of revenue producing Web sites to 26 (10 eHealthstore, 16 eHealthstore Express) representing over 80 bricks and mortar stores at the end of the period. Healthnet's ability to expand revenue increases with each new client that joins the network, as the Company generates revenue from licensing, marketing services, advertising, royalties and profit from online sales.

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

During the quarter, the Company entered into negotiations with WorldPathway Technologies Inc. (WPW), a company specializing in the sale of home medical products, to discuss the potential of a merger. Following the end of the period, the Company signed a letter of intent and agreed to acquire 100% of WPW in a one-for-one share exchange after WPW raises $1,500,000 from the sale of its shares. Management believes that the merger represents a cost effective strategy to develop a new market vertical that is demographically compelling.

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


HEALTHNET INTERNATIONAL INC.
(Registrant)

Date: March 7, 2001                         /s/ GRANT JOHNSON
                                            ------------------------------------
                                            Grant R. Johnson
                                            President and CEO


Date: March 7, 2001                         /s/ RAY HARRIS
                                            ------------------------------------
                                            Ray Harris
                                            Acting Chief Financial Officer