Form 10KSB
period 2001-02-28
HEALTHNET INTERNATIONAL INC
filed 2001-07-12
CIK 1081067

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB


[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended February 28, 2001

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

   Suite 100 - 1255 WEST PENDER STREET,
        VANCOUVER, BRITISH COLUMBIA                            V6E 2V1
 (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (604) 678-9101

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:


Please note the 10KSB is being filed unaudited. Accordingly, ????s are entered where audited entries are required. These will be replaced when audited entries are available, as an amended version. Please see letter from the President at end of filing as Exhibit to 10K

                                  COMMON STOCK
                                (Title of class)

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

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on July 12, 2001, as reported by the Nasdaq Over-the-Counter Bulletin Board, was approximately $?????????? Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of July 12, 2001, the Registrant had 19,639,204 shares of Common Stock outstanding.

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

      Shortly after the Company launched the eHealthstores model in North America, a replicate plan was set for the launch in the United Kingdom.

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

      The Company, including its subsidiaries, employed 47 persons as of Feb.28, 2001, of whom 43 were employed on a full-time basis and one employed on a part time basis. The majority of these individuals either develop and produce the content for the Web sites, sell eHealthstores, pursue alliances with manufacturers of health related products for sale on the website, or provide technological support to the Company's Information Technology Department. As of the 12th of July, 2001, 13 persons were employed on a full-time basis. The reduction in staff reflects downsizing and cost cutting measures implemented by the company as it strives for profitability.

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

      On November 19, 1999 JOSEPH HARKINS, HBA, CA, was appointed Chief Financial Officer (CFO) of the Company. Mr. Harkins worked in international investment banking with two major Canadian banks and brings his experience from being the CFO of a US based multinational, publicly traded company. In December, 2000 Mr. Harkins resigned and Raymond Harris assumed the role of acting CFO.

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

II. BUSINESS OF THE ISSUER
    ----------------------

      The Company, in its own right and through its wholly owned subsidiaries, has to established itself as a "turn-key" e-commerce solution for existing Vitamin/Mineral/Supplement(VMS)retailers. These operators have become part of the eHealthstore or Express network that provides health and health related products as well as an online source of health related information for the general public.

      The Company combines the advantages of online commerce with a superior customer focus in order to be the authoritative source for business-to-business and business-to-customer health information and products. The Company offers a broad selection of health related products, informative content, easy to use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations.
The Company provides a selection of readily available products that is five to ten times that of a typical, store-based, health products retailer. eHealthstores operators' stores may be open 24 hours a day, seven days a week and the Company offers its customers convenient and timely product fulfillment, with an overnight delivery option.

      To address product fulfillment and shipping, the Company has engaged Super Nutrition Distributors Inc. in the United States. Super Nutrition is a national VMS distributor servicing over 12,000 brick and mortar retail clients, carrying over 14,000 natural product SKUs in two regional warehouses.

      The Company has developed a backend technical architecture specific to the EHealthstores and Express business models, inclusive of hardware and software. The software framework is provided by Interworld Corporation and is the integration of e-commerce applications, online shopping tools and database Web site development. The Interworld software has the capacity to facilitate every aspect of the Company's business in respect of the eHealthstores and Express programs, including, order taking, credit card processing, order fulfillment, distribution, data collection, accounting and the provision of information of users.

In addition to ehealthstores the company provides web development services for various companies and interest groups. The company has a staff of graphic artists, programmers and IT professionals who combine to build websites for corporate clients. Clients range from organizations such as the British Colombia Center for Disease Control, www.bccdc.org to innovative software companies such as Softcare, www.softcare.com. Client websites range in depth and complexity from basic pages of text and information to larger storages of data and code requiring advanced navigation.


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

      The Company has positioned itself for an early entry into the online VMS business-to-business market. The Company is aligning itself with the brick and mortar retail sector,thus empowering the brick and mortar operators with an effective Internet presence.The eHealthstores network is intended to harness an established, loyal customer base.

      The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks include, but are not limited to, possible inability to sell a sufficient number of eHealthstores and Express to be viable, to respond promptly to changes in a rapidly evolving,unpredictable business environment, the risk of inability to manage growth, the inability to attract and retain qualified personnel, the risk that the Internet may not become a viable commercial market place, the risk of the availability of future financing, and the risks associated with government regulation of the Internet.

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

ITEM 2.  DESCRIPTION OF PROPERTIES   BRET

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


Quarter Ended              High              Low
-------------              ----              ----

May 31, 2000               $7.75            $1.12
August 31, 2000            $2.25            $1.09
November 30, 2000          $1.72            $0.44
February 28, 2001          $0.97            $0.20


SECURITY HOLDERS

      The approximate number of recorded holders of shares of the common stock of the Company outstanding as of February 28, 2001 was 59

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

General
-------
The Company's current plan of operation is to derive its revenues from website development and the sale of health related products via the Internet. Additional revenues are expected to be generated through software licensing, website development services, major sponsorships on the Company's websites, internet marketing services, and sales of demographic data obtained through the Company's website. On February 2, 2000, the Company announced that it had licensed its website technology to Seattle Super Supplements, a retail chain of stores in the Seattle area. The website went live on April 1, 2000 and revenues were generated through software licensing fees in April 2000. This prototype license is comprised of a complete e-commerce website with extensive health information and content, and full customer support. The company continued to license its website technology and has licensed to # additional clients.

The Company has been funded to date through debt financing from private arms length lenders. The Company has secured approximately $???????? through debt financing. E No assurance can be given that revenues from sales of health products and/or advertising and/or sponsorships will enable the Company to meet its financial obligations. The Company may consider raising additional equity financing through the sale of common stock of the Company through private placements to sophisticated investors. The combination of expected revenues and additional debt and/or equity financing is intended to provide the Company with sufficient operating capital for a period of approximately two years.

RESULTS OF OPERATIONS
---------------------

Losses for the year ended February 28th, 2001 amounted To????????.

Website development revenues were ??????? for the year ended February 28th, 2001, reflecting nject Website development fees and customized design work for some ehealthstore clients. Website development revenue was generated from several new nject clients including the Air Canada Championship, Infotouch Technlogies, Healthcheck, Softcare, Imoom and the Canadian Liver Foundation The Company provided website development services in exchange for promotional consideration which have not been reflected on the financial statements Software license revenues were ????????? for the year, reflecting new ehealthstore licensees. Three additional licensees were completed and launched during the period, bringing the total number to.

Internet marketing revenues were ???????? for the year reflecting demand from our client base for search engine registration, online advertising, email campaigns and other marketing activity. Advertising and sponsorship fees have been nominal to date as the networks build critical mass.

Monthly service fees revenue were ??????? for the fiscal quarter reflecting the initial prorated monthly charge for ehealthstore express clients launched by the end of the quarter

Royalty income was ?????? reflecting royalties on product sales growth on our ehealthstore client sites.

Product sales revenues were ????????? for sales for medicinecabinet.com and medicinecabinet.co.uk reflecting the sale of the former. and the closure of the latter due to corporate focus on the North American Market.

The Company cautions readers that the future magnitude of these revenue streams is uncertain due to the fact that both Healthnet and the Internet itself are in the early stages at this time.

Expenses for the fiscal quarter increased to ???????? from ??????????? in the prior year Salaries and Benefits expenses were ???????? reflecting increased staffing as the company

General and administrative expenses were ????? reflecting an increase from comparative periods a year ago due to the company's growth.

Professional fees were ?????? and are mainly as a result of receipt of billings from the Company's legal firm for services provided to the Company.

Revenue streams will continue to be generated through software licensing and renewal fees (eHealthstores), monthly Web site service fees (eHealthstores Express), website development services (nject), royalties (eHealthstores) and profit share (eHealthstores Express) from the sale of natural products on licensee sites, , and Internet marketing services including advertising and sponsorships on Websites. The Internet marketing revenue is added value services, which is generated across all of our clients, whether or not they have purchased nject, ehealthstores or Express services. These services supplement the development of websites by generating traffic to these sites via professional services or the resale of services at a markup.

It is anticipated that the Internet will continue to become a more effective medium and the market opportunities for the Company are expected to continue to expand. This growth is expected to attract potential new competitors. In order to rapidly move to profitability while maintaining sales growth, the Company intends to focus extensively on reseller sales networks where the sales and marketing costs are not directly incurred, improve the services on its network of Websites, continue to aggressively achieve operational efficiencies as well as researching and developing other projects that are expected to utilize its existing facilities and expertise.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flow used in operations for the year ended February 28, 2001 was ?????. No assurance can be given that revenues from sales will initially meet expenses and as such, the Company may finance operations through existing and additional debt and/or equity financing from arm's length private lenders until such time as revenues from sales meet or exceed expenses. Once achieved, the Company intends to begin repaying the private arm's length lenders.

      The $?????? used in investing activities consisted primarily of acquisition of computer software and equipment.

      Net cash provided by financing activities for the year ended February 29, 2001 was ??????????? from the proceeds of the note payable and ?????? from the issuance of common shares under the employee stock option plan. Up to July 12, 2001, the Company received a further ????????? in the form of promissory notes.

      Net cash on hand at February 28, 2001 decreased ????to from ??????????

Outlook

As of year end a total of 10 full ehealthstores were in operation in addition to 25 Express sites. At the time of filing 5 ehealthstores were operating with a total of 30 Express sites in operation. This change reflects a transition in the direction of the Express program which the company deems to be a more effective and efficient program to run. The combined presence represents over 80 bricks and mortar stores. Healthnet is particulary encouraged by the subsequent event signing of UNFI, the world's largest health products distributor, as a fulfilment partner and as a reseller of Express to its 7000 retail customers. Healthnet's ability to expand revenue increases with each new client that joins the network, as the Company generates revenue from licensing, marketing services, advertising, royalties and profits from online sales.

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

During the quarter, the Company entered into negotiations with WorldPathway Technologies Inc. (WPW), a company specializing in the sale of home medical products, to discuss the potential of a merger. Following the end of the period, the Company signed a letter of intent and agreed to acquire 100% of WPW in a one-for-one share exchange after WPW raises $1,500,000 from the sale of its shares. WPW was not able to complete its part of the agreement. A settlement is being negotiated at the time of filing.

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

ITEM 7. FINANCIAL STATEMENTS


                                 EXHIBIT TO 10K
                                  Annual Report
                            HLNT International, Inc.

HLNT International, Inc. engaged Grant Thornton, LLP, Chartered Accountants, 1055 West Georgia Street, Vancouver, British Columbia on June 1st, 2001 to perform the annual audit for the Company for the fiscal year end February 28th, 2001. The partner in charge of the audit informed the Company they expect to have the audit completed on or before Monday, July 30, 2001. The Company will immediately file the audit with the SEC on the day it is completed and signed off by Grant Thornton and the Board of Directors, HLNT International, Inc.

The Company is working very closely with the partner in charge of the audit, Mr. Mark J. Zastre, C.A. of Grant Thornton to complete and file the audit with the SEC in a timely manner. The delay in filing of the audit is a result of the Company changing auditors and the late start by Grant Thornton in performing of the audit. The Company does not foresee, at this time, any issues that might extend the period of filing beyond July 30, 2001 as projected by the auditors.

If there are any questions in respect to the information contained herein, please contact Mr. Grant Johnson, President and CEO, HLNT International, Inc.


HLNT International, Inc.



/s/ Grant Johnson

Grant Johnson, President & CEO

Date:  July 10, 2001

                        Consolidated Financial Statements

                          HEALTHNET INTERNATIONAL INC.
                         (A development-stage company)
                                February 28, 2001


INDEPENDENT AUDITORS' REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS

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




SEE ACCOMPANYING NOTES

Non-cash investing and financing
Transactions not included in
Cash flows

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

February 28, 2001



1.  Nature of Business and Going Concern

Healthnet International Inc. has two business units, ehealthstores and nject. ehealthstores licenses applicable software, builds and maintains customized e-commerce Web sites and provides marketing services for retailers and health care providers who wish to sell vitamins, minerals and supplements (VMS) products on the Internet. nject Creative(formerly Varcom), provides Internet design, graphic and marketing services for clients. The Company's early prototype retail operations (medicinecabinet.com, medicinecabinet.co.uk) were sold and discontinued, respectively, during the year to focus efforts on ehealthstores and nject and on the North American market, in the latter case.

Through its ehealthstores business unit, Healthnet is a provider of comprehensive turnkey Web solutions and services to "brick & mortar" retailers, fitness clubs and healthcare associations. ehealthstores effectively converts these businesses into "click & mortar" hybrids - each with a built-in regional customer base and brand-name recognition. ehealthstores comprises two product lines: ehealthstores is the original comprehensive Web solution, and ehealthstores Express is a streamlined version for customers requiring less customization.

nject Creative (nject) was acquired on February 29, 2000 to meet a growing demand for Web site design among partners, clients and other companies looking to expand their business onto the Internet.

Healthnet International Inc. has four wholly owned subsidiaries; Healthnet U.S.A. Inc., HNI Healthnet (Canada) Inc., Healthnet Europe Limited, and nject Creative Inc.

Healthnet U.S.A. Inc. was incorporated on March 8, 1999. It was incorporated in the state of Nevada and is intended to function as the operating company for the United States market. Its name was changed on December 1, 2000, to HLNT Networks
(USA) Inc. Subsequently, on the 10th of July, 2001 Healthnet International Inc. entered into a Letter of Intent agreement to sell HLNT Networks (USA) Inc. to Equity Technologies & Resources Acquisitions Inc., a wholly owned subsidiary of Equity Technologies & Resources Inc, a Deleware corporation. Terms provide for a combination Of cash and stock.

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

The Company intends change its name to HLNT Networks, pending shareholder approval at the next AGM.

Going Concern

As at February 28, 2001, the Company had a working capital deficit of ???? including notes payable on April 30, 2001 and May 31, 2001 in the total amount of ??????(NOTE 11) and interest accrued thereon in the total amount of (NOTE
11). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue its operations is dependent upon its success in its present efforts to secure additional debt financing and/or raise additional equity financing through the sale of common stock by means of private placement to sophisticated investors./or renegotiate the terms of settlement of notes payable and/or successfully conclude certain large Web site licensing agreements. There is, of course, no assurance that these present efforts will be successful.

These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern.

2.SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The following is a summary of the significant accounting policies used in the preparation of these financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All intercompany balances and transactions have been eliminated.

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

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 28, 2001

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

DEFERRED INCOME TAXES

Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets or liabilities are determined by applying presently enacted tax rates and laws.

A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Accounting for STOCK OPTIONS


In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS NO. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of electing either to expense the fair value of employee stock-based compensation or to continue to recognize compensation expense under previously existing accounting pronouncements set out in APB 25 and to provide pro-forma disclosures of net earnings (loss) and, if presented, earnings (loss) per share, as if the above-referenced fair value method of accounting was used in determining compensation expense.

The company has elected to account for stock-based employee or director compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB NO. 25").

Stock options issued to non-employees are recorded at the fair value of the services received or at the fair value of the options issued, whichever is more reliably measurable. Compensation is charged to expense over the shorter of the term of service or the vesting period. Unearned amounts are shown as deferred compensation in shareholders' equity.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company's employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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


OTHER REVENUE

Charges for advertising on the Web sites are shared equally with the licensees. The Company's share is recognized as revenue in equal monthly installments over the period for which the charges are levied.

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


FINANCIAL INSTRUMENTS

The company has financial instruments that include cash, receivables and Payables, bank indebtedness, notes payable, obligations under capital lease and shareholder loans. It was not practicable to estimate the fair value of the amounts due to a shareholder.

The fair value of all other financial instruments approximates their recorded amounts.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS Nos. 133 and 138

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and certain Hedging Activities, an amendment of FASB Statement No. 133", effective for fiscal years beginning after June 15, 2000. These Statements establish accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The statements generally provide for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting SFAS Nos. 133 and 138 on the financial statements, but does not anticipate that they will have a material impact.

SFAS No. 140

The Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125. The new Statement revises some of the standards for accounting for collateral and for securitizations and other transfers of financial assets. It is based on the financial-components approach used in SFAS 125 and carries over most of that Statement's accounting provisions without change. The revised accounting provisions apply to transfers of financial assets occurring after March 31, 2001. SFAS 140 also requires expanded disclosures about securitized and pledged financial assets, which are effective for fiscal years ending after December 15, 2000. Management is evaluating the impact of adopting SFAS No. 140 on the financial statements, but does not anticipate that it will have a material impact.

SAB No. 101

The United States Securities and Exchange Commission has issued Staff Accounting Bulletin 101 "revenue recognition in Financial Statements" (SAB 101) for application effective December 1, 2000. The Company is of the opinion that it has complied with the requirements of SAB 101 in these financial statements and in the comparative financial statements for prior periods.

                                                                         $
--------------------------------------------------------------------------------

Fair value of assets acquired
Fair value of liabilities acquired                                    190,266
--------------------------------------------------------------------------------
Purchase price
================================================================================

The following unaudited pro forma consolidated information for the year ended February 29, 2000 gives effect to the transaction as if it had occurred at the beginning of the prior fiscal year. The unaudited pro forma consolidated information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction been completed as of the beginning of the year, nor is it indicative of the Company's future results of operations.
                                                                     YEAR ENDED
                                                                    FEBRUARY, 28
                                                                            2001
                                                                          $
--------------------------------------------------------------------------------
                                                                     (UNAUDITED)

Revenues                                                               ?????
Net loss                                                             ???????
Net loss per common share                                              ?????
================================================================================

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

February 28, 2001


4.  ACCOUNTS RECEIVABLE
                                                February 28,        February 29,
                                                   2001                2000
                                                     $                  $
--------------------------------------------------------------------------------
Amounts due from trade customers                  ???????           ????????
Other                                              ?????            ???????
GST receivable                                        --              ????
Less: allowance for bad debts                     ??????                --
--------------------------------------------------------------------------------
                                                  ??????            ??????
================================================================================


5.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits comprise:
                                                 February 28,       February 29,
                                                     2001                2000
                                                      $                    $
--------------------------------------------------------------------------------
Equipment lease deposits                            ??????            ???????
Deposits paid to suppliers on portions of work
completed                                              --              ?????
Deposits held by merchant bank                         --
Other                                                  --             ?????
Prepaid expenses                                   ?????               ????
--------------------------------------------------------------------------------
                                                   ?????             ???????698
================================================================================

6.  RESTRICTED CASH

                                                February 28,        February 29,
                                                  2001                 2000
                                                    $                    $
--------------------------------------------------------------------------------
Term deposits                                    ??????               ????????

================================================================================

The above term deposits are held by Canadian Western Bank and Canadian Imperial Bank of Commerce as security for computer leases [NOTE 12].

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 28, 2001

7.  CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation and comprise:




9. BANK INDEBTEDNESS

The company entered into a $250,000 (in Canadian dollars) revolving demand operating facility agreement with the Toronto Dominion Bank on August 23, 2000. The interest rate is prime rate plus 1.25% per annum. On January 26, 2001 the Company entered into an additional secured facility agreement (the Bulge loan) for $250,000 (in Canadian dollars) with an interest rate of prime plus 1.25% per annum. The facilities were collateralized by personal guarantees from the Chairman of the Board and the President of the Company.

Responsibility for the guarantee for the Bulge loan of $250,000 (in Canadian dollars) has been assumed by the President of the Company.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 28, 2001


10.  ACCOUNTS PAYABLE AND ACCRUALS

Accounts payable and accrued liabilities comprise:

                                                  February 28,      February 29,
                                                     2001               2000
                                                     $                  $
--------------------------------------------------------------------------------



================================================================================

NOTES PAYABLE

11. Notes payable comprise:

                                            February 28,      February 29,
                               RATE OF          2001               2000
              DUE DATE         INTEREST           $                  $
--------------------------------------------------------------------------------




================================================================================


Notes payable continuity schedule


          March 1,                                                  February 28,
           2000             Additions       exchange for shares        2001
            $                                                           $
--------------------------------------------------------------------------------



================================================================================


Accrued interest on notes payable

                      March 1,                            February 28,
                       2000             Additions            2001
                         $                                     $
------------------------------------------------------------------------

=========================================================================

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 28, 2001

The note payable 1 is unsecured. During the forth quarter period, the Company incurred $??????? of interest, which is due within the next twelve months.

The note payable 2 is collateralized by a personal guarantee of a principal shareholder of 300,000 shares of Healthnet International Inc. Subsequent to the quarter the payment date has been extended a further Ninety (90) days with an annualized interest rate of 60%.

The note payable 3 is . . .non-interest bearing SH loan? -

Note payable 4 is . . . interest bearing SH loan of $250,000? -

On September 28, 2000, the Company entered into agreement with the note payable 1 holders to convert $1,000,000 of the note payable 1 into 1,000,000 common shares at $1.00 per share, which was the market value of the shares on that date. The shares were issued on November 30, 2000.

On April 5, 2001, the Company entered into agreement with the note payable 1 holders to convert $3,173,700 of the note payable 1 into restricted 144-treasury stock at $0.60 per share.

12.  CAPITAL LEASE OBLIGATIONS

The Company has entered into capital leases for equipment. The future payments for 12 months ended February 28 are:

                                                                         $
--------------------------------------------------------------------------------




================================================================================


Three of the equipment leases require the Company to pledge term deposits for a total of $?????? (NOTE 4). The term deposits are interest bearing and will be returned upon the expiry of the respective lease.


13. SHAREHOLDER LOANS

Amounts due to shareholders bear interest at ?%, are unsecured and are repayable ?.

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 28, 2001

14.  SHARE CAPITAL

AUTHORIZED
     100,000,000  Common shares, no par value
     50,000,000  Preferred shares, no par value

[a]  STOCK OPTIONS



                          2000                             1999
               ---------------------------------  -----------------------------
                WEIGHTED                          WEIGHTED
                OPTIONS           AVERAGE         OPTIONS            AVERAGE
                  #            EXERCISE PRICE        #           EXERCISE PRICE
--------------------------------------------------------------------------------

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

                                                        2000               1999
                                                         $                  $
--------------------------------------------------------------------------------

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 29, 2000

14.  SHARE CAPITAL (CONT'D.)

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model discounted for lack of liquidity with the following weighted-average assumptions:

                                                 $                  $
-------------------------------------------------------------------------


     The weighted average fair value per share of stock options granted during fiscal 2000 is $?????. A volatility of ???? was used.


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

During the 3rd quarter of fiscal 2001, the Company issued 430,908 shares under the retainer stock plan in connection with payment of certain advertising, marketing and promotion expenses as well as certain professional fees. The shares were valued at the quoted market share price on the date the services were provided and totaled $415,298.


15.  COMMITMENTS

         [i] At February 28, 2001, the Company has entered into commitments for leases of premises. The future payments for 12 months ended February 28 are:

                                                                    $
-------------------------------------------------------------------------




=========================================================================

     Rent expense for the quarter ended February 28, 2001 was $????? On Apr 15, 2001, the Company entered into commitment for lease of new premises. The Term of the lease is for three years with a two year renewal option.

There is currently a dispute with prior landlords, resulting in the Company moving To new premises. Subsequent event - note required. Future lease payments with Wicklow -

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 29, 2000

15.  COMMITMENTS (CONT'D.)

         [ii] The Company has signed an agreement with a company which publishes and distributes a health related database. The agreement allows the Company and its customers to use the database. The Company is committed to pay a further $52,500 in the next year in connection with this agreement. The company is of the opinion that no further payment will be required sincethe supplier was in breach of a favoured nations pricing clause. The outcome being that the company would be paid in full for the agreement (thomas?)

         [iii] The Company has entered into an agreement with a company which provides marketing services to the Company. The Company is committed to pay the greater of $2,000 per month or 2% of monthly net sales generated through marketing services provided to the Company for the period August 30th, 2001 (check with Steph). Trevor, this was extended.

         [iv] The Company has entered into an investor relation's agreement which provides internet marketing and information services. The Company is committed to pay $9,000 per month beginning September 1, 2000 for a period of twelve months. This commitment may be cancelled with 30 days notice.

         [v] The Company acquired nject (formerly known as VARCOM) on February 29, 2000. While there was contingent consideration associated with this acquisition for reaching certain revenue targets, the VARCOM principals receiving this contingent consideration were terminated with cause on January 4, 2001 thereby nulling the contingency. Furthermore, the agreed thresholds for this consideration were not met.


16. Change in non-cash operating
    working capital                      For year ended     For year ended     For the period from
                                         Feb. 28, 2001      Feb. 29, 2000      Jan. 19, 1999 to
                                                                               Feb. 28,2001
======================================================================================================


17.  INCOME TAXES

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The source of temporary differences in operations and the related deferred income tax amounts are as follows:

                                            2001         2000             1999
                                              $           $                $
--------------------------------------------------------------------------------

Total deferred tax assets                    --           --               --


================================================================================


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

HEALTHNET INTERNATIONAL INC.
(A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
February 29, 2000

18.  SUBSEQUENT EVENTS

On June x , 2001, the Company and Supplements On-line (SOL), a Canadian company offering a similar Solution to Ehealthstores Express, signed a letter of intent concerning the acquisition of SOL. Following the end of the period, February 28th, 2001, the Company agreed to acquire 100% of the shares, with assets including $200,000 in cash, of SOL for $100,000 and $320,000 in the Company's shares. The transaction is under revieew and has not been completed at the time of filing.

Subsequent to the year end, the Company signed a letter of intent to acquire 100% of the shares of Supplements On-line which will grow the Express network by the 20 retailers operating or under contract to SOL. This effectively provides the Company with the largest network of health retailers in Canada, representing over 40 bricks and mortar locations, to complement its US Express network. The transaction is under review and has not been completed at the time of filing.

On June x, 2001, the Company and Verida Internet Corp (VERY), an Internet company offering marketplace exchange software and technology, signed a letter of intent concerning the acquisition of 10%, with a further option of an additional 10%, of the assets of the VERY subsidiary, Triad Inc (Triad). Triad (www.triadinc.com) is a marketing services agency specializing in the technology and financial services categories and operating out of the San Francisco area. Triad has operated profitably for 18 years in the areas of branding, design, strategy, and public relations with clients including Apple, Novell, Visa USA, Wells Fargo Bank, GTE Financial and Bank of America. The transaction is under review and has not been completed at the time of filing.

On July 10th it was announced that Hartland MacDougall, Raymond Harris, Roger Johnson, and Richard Painter would transition to the Board of Advisors allowing for additional members at the Director level to join the company allowing it to pursue industry specific goals.

On April 25th, 2001, the Company added United Natural Foods (UNFI) as an additional fulfilment provider and reseller of the Company's Express Products to its 7000 retail customers. Revenues for UNFI were $908 million for the past year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Directors and Executive Officers of the Company as of February 29, 2000 are as follows:

Name                      Age                  Title
----                      ---                  -----
Grant Johnson             41                   CEO/President/Director
S. Ross Johnson           72                   Director/Chair of Board
Raymond G. Harris         72                   Director/Acting CFO
Hartland M. MacDougall    70                   Director
Dr. R. Dean Linden        45                   Director
Roger Johnson             64                   Director
Richard Painter           53                   Director
Bret Conkin               37                   Chief Operating Officer

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

       Mr. Raymond G. Harris was appointed as a Director of the Company in April, 1999. Mr. Harris is the Chairman of the Audit Committee and also serves on the Compensation Committee of the Company. Mr. Harris was a partner with Deloitte & Touche and its predecessor firms from 1955 until his retirement in 1992. In the latter years in the firm, he advanced through the positions of Edmonton Office Managing Partner, National Administrative Partner, Executive Director and finally, Chair of the Firm. From 1993 to 1996, Mr. Harris was resident in Beijing, managing a team of consultants providing advice to the Ministry of Finance of the People's Republic of China on a World Bank-financed project dealing with the establishment of a program of continuing professional education for Chinese Certified Public Accountants and the setting of accounting standards that meet the needs of China's socialist market. Mr. Harris is currently a financial consultant. Mr. Harris has served as a Director and as the Chairman of the Audit Committee of The Bank of China (Canada) since 1996. Since 1997, Mr. Harris has served as a Director and member of the Audit, Corporate Governance and Compensation Committees of Circuit World Corporation. From 1997 to 1999 he served as Chairman of the Audit Committee and since 1999 he has served as Chairman of the Board of Circuit World Corporation Mr. Harris served on the Collingwood General & Marine Hospital as a member of the Board of Trustees and Treasurer from 1998 - 1999. Since 1999, Mr. Harris has served as a Director, Chairman of the Audit Committee and member of the Compensation Committee of International Road Dynamics Inc. Mr. Harris also served a director of the Board and as Chairman of the Audit Committee of LEF McLean Bros. International Inc. from October 1996 until his resignation in March 1999.
Mr. Harris was appointed as acting CFO of the Company in December, 2000.

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

                           SUMMARY COMPENSATION TABLE

                                                               Long Term Compensation
                                                 ---------------------------------------------------
                        Annual Compensation             Awards                      Payouts
                      -------------------------- ------------------------     -------------------
                                       Other     Restricted    Securities
Name &                                Annual      Stock        Underlying      LTIP         Other
Principal             Salary  Bonus  Compensation  Award      Options/SAR     Payouts
Position    Year      ($)      ($)       ($)       ($)            (#)          ($)          ($)
--------    ----      ---      ---       ---       ---            ---          ---          ---
Grant       1999        --      --       --         --              --         --            --
 Johnson,

Chief       2000     59,849     --       --         --          ????? check  --            --
 Executive
 Officer    2001     78,480     --       --


Option Grants in Last Fiscal Year. The following table sets forth each stock option grant made during fiscal 2000 to the Chief Executive Officer named in the Summary Compensation Table above:

                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                     Individual Grants

         Number of Securities    # of Total Options/SARs    Exercise or
         Underlying Options/     Granted to Employees in     Base Price   Expiration
Name     SARs Granted (#)           Fiscal Year                ($/Sh)         Date
----     ----------------           -----------                ------         ----
Grant    ???????                  ?????                       $????      December 31, 2009
 Johnson


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values. The following table sets forth, for the Chief Executive Officer named in the Summary Compensation Table above, stock options exercised during fiscal 2000 and the fiscal year-end value of unexercised options:

  AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR & FY-END OPTION/SAR VALUES


                                Number of Securities Underlying   Value of Unexercised
       Shares        Value      Unexercised Options/SARs at       In-the-money Options/
       Acquired on   Realized   FY-End (#)                        SARs at FY-End ($)
Name   Exercise (#)   ($)       Exercisable/Unexercisable         Exercisable/Unexercisable
----   ------------   ---       -------------------------         -------------------------
Grant    --            --           ?????????? Johnson


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information, as of July 12,2001 with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the Company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

Name and Address               Amount and nature       Approximate Percentage of
Of Beneficial Owner            of Beneficial Owner      Outstanding Common Stock
-------------------            -------------------      ------------------------

Grant Johnson                       ???????????? (1)         ????????
(CEO/President/Director)
1521 Chartwell Drive
Vancouver, British Columbia
Canada, V7S 2R9

S. Ross Johnson                       ??????? (2)                     ????
Director/Chair of Board
1312 Cleaver Drive
Oakville, Ontario
Canada L6J 1W4

Raymond G. Harris                     ???????? (3)                     ?????
Director/Acting CFO
116 Bartlett Blvd.
Princeton Shores
P.O. Box 3331, RR #3
Collingwood, Ontario
Canada, L9Y 3Z2

Hartland M. MacDougall                ??????(4)                     ?????
Director
Suite 2360, 100 King St. W.
Toronto, Ontario
Canada, M5X 1C7

Dr. R. Dean Linden                    ?????? (5)                     ????
Director
5413 Pueblo Road
Louisville, Kentucky
U.S.A. 40207

Roger Johnson                          ??????? (6)                    ??????
Director
177 Pine Court
Appleton, Wisconsin
U.S.A. 54914

Richard O. Painter                     ??????? (7)                     ?????
Director
134 Mosslane
Madison, Mississippi
U.S.A. 39110

All current directors and           ???????? (8)                    ?????
executive officers as a group
(9 persons)

(1) The Grant Johnson Family Trust, of which Grant Johnson is a beneficiary, enjoys legal ownership of ???????? of said securities. Includes ?????? shares subject to options exercisable within 60 days after ????? at an exercise price of $????? per share.

(2) The S. Ross Johnson Family Trust, of which Ross Johnson is a beneficiary, enjoys legal ownership of ???????? of said securities. Includes ?????? shares subject to options exercisable within 60 days after May 17, 2000 at an exercise price of $????? per share.

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